Form 10-K
period 2024-12-31
AIFEEX NEXUS ACQUISITION CORP.
filed 2025-03-27
CIK 2030829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-42425

AIFEEX NEXUS ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

221 W 9th St, #859 Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

302-235-3848

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one Right to acquire one-fifth of one Class A ordinary share	AIFEU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	AIFE	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fifth of one Class A ordinary share	AIFER	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of March 26, 2025, there were 8,869,250 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,156,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete an initial business combination;

●	our expectations around the performance of prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “our,” “us” or the “Company” refer to Aifeex Nexus Capital Acquisition Corporation. References to our “management” or our “management team” refer to our current officers and directors, and references to the “sponsor” refer to Aitefund Sponsor LLC. References to “founder shares” are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof as provided herein, and references to “initial shareholders” are to holders of our founder shares prior to our initial public offering and any transferees of such founder shares.

Item 1. Business.

General

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities, which we refer to throughout this report as our “initial business combination”. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On December 6, 2024, the Company consummated its initial public offering (the “IPO”) of 8,625,000 units (“Units”), including 1,125,000 additional Units granted to the underwriters to cover over-allotments, if any (the “Over-Allotment Option”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (“Class A ordinary shares”), and one right (“rights”) to receive of one-fifth of one Class A ordinary share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,250,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 244,250 units (the “Private Placement Units”) to the sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,442,500.

Upon the closing of the IPO, management has agreed that $86,250,000, or $10.00 per Unit sold in the IPO, would be held into a U.S.-based trust account (“trust account”), with Wilmington Trust, N.A. acting as trustee. The funds held in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the Company is unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

Initial Business Combination

Nasdaq rules require that we must complete one or more initial business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the trust account) at the time of our signing of a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors determines that it is not able to independently determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We currently intend to structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Business Strategy and Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management and operation of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

●	Strong Management Team

We will seek to acquire those businesses with reasoned and strong managements having a track record of driving growth and profitability; or having proposition of the businesses that may likely be well received by public investors.

●	Niche Deal Size with Growth Potential

We intend to seek target companies that have underexploited expansion opportunities. This expansion can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and to help a target integrate acquisitions.

●	Long-term Revenue Visibility with Defensible Market Position

In management’s view, the target companies should be close to an anticipated inflection point, such as those companies requiring additional management expertise, those companies able to innovate by developing new products or services, or companies where we believe we have ability to achieve improved profitability performance through an acquisition designed to help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. Amount other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

We will either (i) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares, regardless of whether they vote for or against, or abstain from voting on, the proposed initial business combination, for their pro rata portion of the aggregate amount then on deposit in the trust account (net of taxes payable and up to $100,000 of interest generated from the funds held in the trust account released to us to pay dissolution expenses) or (ii) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. Notwithstanding the foregoing, our directors, officers and sponsor (the “insiders”) have agreed, pursuant to the letter agreement, dated December 4, 2024, among the Company and the insiders (the “Letter Agreement”), not to redeem any public shares held by them into their pro rata portion of the aggregate amount then on deposit in the trust account. The decision as to whether we will seek shareholder approval of our proposed initial business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the initial business combination.

We will have until March 6, 2026 (or 15 months from the consummation of the IPO) to consummate our initial business combination, or up to June 6, 2026 (or 18 months from the consummation of the IPO) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination before March 6, 2026. We refer the applicable deadline to consummate the initial business combination in each case, March 6, 2026 or June 6, 2026, as the “Combination Deadline”. In the case that we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before March 6, 2026, we will issue a press release and file a Current Report on Form 8-K announcing the execution as well as the extended deadline to complete our initial business combination.

Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to up to 18 months described above or redeem their shares in connection with such extensions. If we are unable to consummate our initial business combination by the Combination Deadline, unless we extend such period pursuant to our memorandum and articles of association effective at the time, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes (less up to $100,000 of interest generated from the funds held in the trust account released to us to pay dissolution expenses), and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We have not selected any specific initial business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

Redemption Rights for Public Shareholder upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an initial business combination does not close. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our memorandum and articles of association effective at the time (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our memorandum and articles of association effective at the time would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules. If we held a shareholder vote to approve our initial business combination, we will, pursuant to our second amended and restated memorandum and articles of association (the “Current Charter”):

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, for purpose of seeking shareholder approval for our initial business combination, in addition to our founder shares and Class A ordinary shares underlying the Private Placement Units (the “private shares”), we would need additional 1,096,542 public shares to vote in order to obtain a quorum which is, pursuant to the Current Charter, one-third of our shareholders entitled to vote at the meeting. Once a quorum is obtained, (i) assuming only a quorum is present and voted at such meeting held to vote on our initial business combination, we do not need any additional vote from public shareholders to approve the initial business combination, or (ii) assuming all issued and outstanding shares are present and voted, we need additional 2,697,408, or 36.0%, of the 7,500,000 public shares sold in this offering to be voted in favor of a transaction (none of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in this offering or any units or Class A ordinary shares in the open market or in private transactions (other than the private units)).  Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Current Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Under the Current Charter, if we do not consummate the initial business combination by the Combination Deadline, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Combination Deadline. Our Current Charter provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Corporate Information

Our executive offices are located at 221 W 9th St, #859, Wilmington, Delaware 19801, and our telephone number is 302-235-3848. We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in current reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us by mail to 221 W 9th St, #859, Wilmington, Delaware 19801.

Status as a Public Company

We believe our structure will make us an attractive initial business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other initial business combination with us. In an initial business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than a typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical initial business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a special purpose acquisition company, including our lack of an operating history and our potential need to seek shareholder approval of a proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”) and as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting initial business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and potential future dilutions that our outstanding warrants represent, which may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 221 W 9th St, #859, Wilmington, Delaware 19801. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers, our Chief Executive Officer and Chairman, William W. Snyder, our Chief Financial Officer and Director, Jia Peng. The two individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in the final prospectus of the Company filed with the SEC on December 5, 2024 (File No. 333-280986) (the “IPO Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 221 W 9th St, #859, Wilmington, Delaware 19801. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of hereof.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares, rights were each traded on the Nasdaq Stock Market LLC under the symbols “SPHAU,” “SPHA,” and “SPHAR,” respectively. Our units commenced public trading on December 5, 2024, and our Class A ordinary shares and rights commenced separate public trading on January 27, 2025. On March 12, 2025, the symbols for our units, ordinary shares and rights changed from “SPHAU”, “SPHA”, “SPHAR”, in each case to “AIFEU”, “AIFE”, and “AIFER,” all of which continue to be traded on the Nasdaq Stock Market LLC.

Holders

On December 31, 2024, there were 2 holders of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our rights, and 6 holders of record of our Class B ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

Founder Shares Sales and Transfer

On June 14, 2024, our CEO, Mr. William W. Snyder, our CFO, Ms. Jia Peng, and the sponsor (the “sponsor”) of our IPO (as defined below), Aitefund Sponsor LLC, acquired an aggregate of 1,725,000 Class B ordinary shares, par value of $0.0001 each (the “founder shares”), for an aggregate purchase price of $25,000. On July 9, 2024, an additional 431,250 founder shares were issued, at par value, to the sponsor, for the purchase price of $43, resulting that the sponsor to hold 1,996,250 founder shares.

On December 4, 2024, the effective date of the registration statement of the IPO (as defined below), the sponsor transferred an aggregate of 60,000 of its founder shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696.

Private Placement

On December 6, 2024, simultaneously with the closing of the IPO, the Company completed a private placement (the “Private Placement”) of 244,250 private placement units to the Company’s sponsor, at a purchase price of $10.00 per private placement units, generating gross proceeds to the Company of $2,442,500.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On December 6, 2024, we consummated the initial public offering (the “IPO”) of 8,625,000 units (the “Units”), at a price of $10.00 per Unit, including 1,125,000 additional Units granted to the underwriters to cover over-allotments, if any (the “Over-Allotment Option”), generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, we consummated the sale of 244,250 private placement units, to our sponsor in the Private Placement, generating gross proceeds of $2,442,500.

The proceeds of $86,250,000 from the IPO and the Private Placement were placed in the trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, N.A., acting as trustee.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

References to the “Company”, “us”, “our”, or “we” refer to Aifeex Nexus Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

Aifeex Nexus Acquisition Corporation (the “Company”, formerly known as “Shepherd Ave Capital Acquisition Corporation”) is a blank check company incorporated in the Cayman Islands on May 31, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities (the “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below), Private Placement (as defined below), and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Our Initial Public Offering

On December 6, 2024, the Company consummated its initial public offering (the “IPO”) of 8,625,000 units (the “Public Units”), including 1,125,000 additional Units granted to the underwriters to cover over-allotments, if any (the “Over-Allotment Option”). Public Unit consisting of one Class A ordinary share (the “Class A Ordinary Shares”) of the Company, par value $0.0001 per share (the “Public Shares”), and one right (the “Rights”) of the Company, each right entitling the holder to receive one-fifth of one Class A Ordinary Share for (the “Public Rights”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,250,000.

Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with Aitefund Sponsor LLC, our sponsor (the “sponsor”), of an aggregate of 244,250 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,442,500. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), and one Right (the “Private Placement Rights”). The terms and provisions of the Private Placement Shares and Private Placement Rights in the Private Placement Units are identical to the Public Shares and Public Rights, respectively, except that, subject to certain limited exceptions, the Private Placement Shares are subject to transfer restrictions until the consummation of the Company’s initial business combination. On December 6, 2024, a total of $86,250,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “trust account”) established for the benefit of the Company’s Public Shareholders at a U.S. based trust account, with Wilmington Trust, N.A., acting as trustee.

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of an initial business combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

The sales of the Private Placement Units issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Separation of Units

On January 23, 2025, the Company announced that holders of the Company’s Public Units may elect to separately trade the Public Shares and Public Rights from the Public Units, commencing on or about January 27, 2025.

The Class A ordinary shares and rights were traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “SPHA” and “SPHAR”, respectively. Units not separated continued to trade on Nasdaq under the symbol “SPHAU.”

Name Change

On March 11, 2025, the Company held an extraordinary general meeting (the “Shareholder Meeting”).

At the Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s amended and restated memorandum and articles of associations (the “Previous Charter”) to change the Company’s name from “Shepherd Ave Capital Acquisition Corporation” to “Aifeex Nexus Acquisition Corporation” (the “Name Change”).

Promptly following the approval, the Company filed a Second Amended and Restated Memorandum and Articles of Association (the “Current Charter”) with the Cayman Islands Companies Register to effect the Name Change. In connection with the Name Change, the Company’s ticker symbols for its units, ordinary shares and rights changed from “SPHAU”, “SPHA”, “SPHAR”, in each case to “AIFEU”, “AIFE”, and “AIFER”, and commenced trading under the new symbols on March 12, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 31, 2024 (inception) to December 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the period from May 31, 2024 (inception) through December 31, 2024, we had a net loss of $85,311, which consisted of formation and operating costs of $300,435 and stock-based compensation expense of $53,754, and was offset by the interest and dividend earned on investment held in trust account of $268,878.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2024 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

Following the closing of the IPO and sale of the Private Placement Units on December 6, 2024, a total of $86,250,000 was placed in the trust account, and we had $533,006 of cash held outside of the trust account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $2,528,729 in transaction costs, consisting of $1,078,125 of underwriting fees, $862,500 of deferred underwriting fees, and $588,104 of other offering costs.

As of December 31, 2024, the Company had cash of $533,006 and a working capital of $500,880.

For the period from May 31, 2024 (inception) through December 31, 2024, there was $86,923,150 of cash provided by financing activities resulting from the proceeds of the IPO of $86,250,000, the proceeds from the Private Placement of $2,442,500, and the proceeds from a promissory note to a related party of $12,000. The changes were offset by the repayment of the promissory note to the sponsor of $294,976, the payment of the underwriters’ discount of $1,078,125, and the payment of IPO offering costs of $408,249.

For the period from May 31, 2024 (inception) through December 31, 2024, there was $86,250,000 of cash used in investing activities resulting from the purchase of investment held in trust account.

For the period from May 31, 2024 (inception) through December 31, 2024, there was $86,923,150 of cash provided by financing activities resulting from the proceeds of public offering of $86,250,000, the proceeds from private placement of $2,442,500, and the proceeds from promissory note to related party of $12,000. The changes were offset by the repayment of promissory note to related party of $294,976, the payment of underwriter discount of $1,078,125, and the payment of offering costs of $408,249.

We intend to use the funds held outside the trust account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the sponsor (together, the “insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Registration Rights

The holders of the founder shares and Private Placement Units, including any Working Capital Units of those issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on December 4, 2024 by and among the Company and the insiders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.125 per Public Unit, or $1,078,125 in the aggregate and paid at the closing of the IPO and the exercising of over-allotment option in part. In addition, the underwriters will be entitled to a deferred fee of $0.10 per Public Unit, or approximately $862,500 in the aggregate upon the consummation of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes its initial business combination, subject to the terms of the underwriting agreement dated December 4, 2024 by and among the Company, SPAC Advisory Partners LLC, and Kingswood Capital Partners, LLC.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. We did not identify any critical accounting estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2024 and there was no material effect on the Company’s financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”(, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing as well as the material weakness identified below regarding our internal controls over financial reporting, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to a material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the period covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers, their ages and positions are as follows:

Name	Age	Position
William W. Snyder	56	Chief Executive Officer, Director, and Chairman
Jia Peng	47	Chief Financial Officer, and Director
Evan M. Graj	48	Independent Director
Stephen Markscheid	70	Independent Director
Wee Peng Siong	56	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

William W. Snyder, Chief Executive Officer, Chairman and Director, has served in his current roles since June 2024. He has extensive experience in corporate finance, financial advisory and business consulting. Since February 2020, Mr. Snyder has served as Managing Partner of Daedalus Analytics International, a provider of business intelligence and strategy advisory services. Before that, between February 2015 and February 2020, Mr. Snyder served as Managing Director, Transaction Advisory Services (TAS), at Ernst & Young (EY). As a senior leader of EY’s TAS practices, Mr. Snyder led diverse, cross-functional teams on a variety of complex financial advisory engagements and served as relationship leader for major defense, technology, and government clients in the U.S. East Coast. Prior to joining EY, Mr. Snyder served as Managing Director, Valuation Advisory Services, at Alvarez & Marshall, from August 2013 to October 2014, where he was responsible for setting up and growing the Washington, D.C. based financial valuation practice for the management consulting firm. Earlier in his career, Mr. Snyder served as a Managing Director at Duff & Phelps’ Shanghai office, serving as the country leader for the global investment management and advisory firm’s China practice for five years between 2008 to 2013. In this role, Mr. Snyder oversaw the firm’s China practices from Beijing, Shanghai and Hong Kong, and led a variety of advisory engagements for China-related cross-border M&A, joint venture, and cross-border technology acquisition & licensing matters. Mr. Snyder holds a Bachelor’s Degree in Electrical Engineering and Biomedical Engineering from the University of Southern California, a Master’s Degree in Science, Technology & International Affairs from George Washington University, and a Master’s Degree in Economics from Georgetown University. Mr. Snyder is a member of the National Association of Corporate Directors (NACD). Mr. Snyder is a director nominee of ChampionsGate Acquisition Corporation, a SPAC seeking Nasdaq listing.

Jia Peng, Chief Financial Officer and Director, has served as the Chief Financial Officer of the Company since June 2024, and as its director since May 2024. She has more than a decade of experience in investment banking and wealth management. Currently, Ms. Peng has served as the principal of Stratosphere Capital, a securities broker, since October 2024, and as the Managing Partner of Flying Tiger Capital Management LLC, the investing arm of a private family office since 2021. From December 2013 to December 2020, Ms. Peng was a senior banker in the Corporate and Investment Banking Group of Mizuho Securities USA. During her tenure at Mizuho, Ms. Peng led numerous capital structure and M&A financing advisory assignments with investment-grade clients in the Power and Utility sector. She was part of the team that structured and executed debt and equity issuances for the clients. From April 2004 to September 2011, Ms. Peng was a Director in the Investment Banking Division at the UBS Investment Bank in New York. In that role, she provided capital structure, M&A, debt, and equity markets advisory services to Fortune 100 companies across energy, power, capital goods and consumer & retail sectors. Ms. Peng also structured, marketed, and executed leveraged financing transactions while working in the Leveraged Finance and Financial Sponsors Group at UBS. Ms. Peng holds a bachelor’s degree in international economics from Nankai University, Tianjin, China and a MBA in finance from the University of Connecticut School of Business.

Evan M. Graj, Director, has served in his current role since December 2024. He is an experienced entrepreneur, investor and operator in the technology and digital retail spaces. Currently, Mr. Graj serves as CEO of Fusion AI Inc., a U.S. startup company he founded in September 2023 to deliver AI-powered marketing solutions. He has also served as the CFO and director of ChampionsGate Acquisition Corporation, a SPAC seeking Nasdaq listing, since May 2024. Before founding Fusion AI, Mr. Graj has accumulated for more than a decade of experience in the e-commerce space. From July 2022 to August 2023, he served as Chief Strategy Officer of DFI Retail Group (LSE: DFIB), a major Southeast and East Asia retailer; from January 2020 to April 2022, he served as Executive Vice President of NTUC Enterprise Co-operative Limited, the holding company for a group of social enterprises supported by the National Trade Union Congress (NTUC), one of Singapore’s largest trade unions; from September 2018 to November 2019, he served as Australia country manager for Amazon Prime, the paid membership program for the global e-commerce giant, Amazon (Nasdaq: AMZN); from February 2017 to May 2018, he served as Executive Vice President and Regional Head of Express, Lazada Group, one of Southeast Asia’s largest e-commerce websites; from July 2016 to February 2017, Mr. Graj served as General Manager, UberEATs Singapore, the food delivery service arm of Uber (NYSE: UBER). In addition to his extensive experience in retail and e-commerce, Mr. Graj has extensive experience as an entrepreneur, investor and startup founder. Before founding Fusion AI, he founded and served as the CEO of Apricot Delivery, a Thailand e-commerce delivery service, in 2021 to 2022, and founded and served as the CEO of Dine In, a London-based restaurant delivery start-up, between 2010 and 2015. Earlier in his career, after founding and managing several internet businesses in the late 1990s, Mr. Graj spent for almost a decade in the financial industry, leading several algorithm trading practices at several London-based investment banks and asset managers, including Bear Stearns, Newedge Group and Knight Capital. Mr. Graj holds a Bachelor’s Degree in Chemistry from the Massachusetts Institute of Technology and a Master’s Degree in chemical Physics from Columbia University. We believe that Mr. Graj’s experience as an experienced entrepreneur, investor and operator in technology companies makes him well suited to serve as a member of our board of directors.

Stephen Markscheid, Director, has served in his current role since December 2024. He is an experienced public company director and advisor. Since 2019, he has served as the Managing Partner of Aerion Capital, a boutique investment firm. Mr. Markscheid has also served as director of Charlton Aria Acquisition Corp. (Nasdaq: CHAR) since October 2024, and Four Leaf Acquisition Corp. (Nasdaq: FORL) since July 2022, two SPACs currently in search of a target for business combination. In addition, most recently, he has served as a director for Monterey Capital Acquisition Corp. from December 2021 until its business combination with ConnectM Technology Solutions, Inc. in July 2024. Mr. Markscheid has continued to serve as the director of the post-combination entity, ConnectM Technology Solutions, Inc., a clean energy solutions provider, since July 2024. He has also served as a director of Tristar Acquisition I Corp. from August 2023 until its business combination with Helport Limited in August 2024, at which point he resigned as director of the company. In addition, he also has extensive experience as a board member for several operating companies, including as a director for JinkoSolar Holding Co., Ltd. (NYSE: JKS), an international solar module manufacturer, since 2009; Kingwisoft Technology Group Co. Ltd. (HKX: 8295), a Hong Kong investment holding company, from 2016 to August 2014; Richtech Robotics Inc. (Nasdaq: RR), a Nevada based robotics solutions company, since November 2023; QMIS TBS Capital Group Corp., a Malaysian financial advisory firm, from February to April 2024; Cenntro Inc. (Nasdaq: CENN), a New Jersey based electronic commercial vehicle developer, from November 2023 to April 2024; Fanhua, Inc. (Nasdaq: FANH), a China based financial service firm, from 2007 to 2024; Akso Health Group (Nasdaq: AHG), a Chinese e-commerce platform, from 2017 to 2022; UGE International (XTSX:UGE), a solar installation company, from August 2021 to July 2023. In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Beijing HyperStrong Technology Co. Ltd., Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as a trustee emeritus of Princeton-in-Asia and Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian.

Wee Peng Siong, Director, has served in his current role since December 2024. He is an experienced real estate and golf course manager and operator with more than 20 years of experience. Since 2013, he has served as the general manager of Riverside Golf Club, an award-winning golf course based in Bogor, Indonesia. Before that, between 2010 to 2013, he served as general manager of Keppel Land China, the Chinese real estate division of the Singapore-based global asset manager, Keppel (SGX: BN4). Previously, Mr. Wee has worked for a variety of real estate, golf, and resort operators, including Caesars Golf Macau, Westin Gold Resort Macau, and Keppel Land. Mr. Wee has a business degree in golf complex and resort management from the San Diego Golf Academy. He received a Certified Club Manager certificate from the Club Manager’s Association of America in 2010.

Management’s prior experience in SPACs

Our Chairman, CEO and director, Mr. Snyder, is the director nominee of ChampionsGate Acquisition Corporation ( “CHPG”), a Cayman Islands SPAC that has filed registration statement on Form S-1 in connection with its initial public offering. In addition, one of our directors, Mr. Graj, is the CFO and director of CHPG.

Another one of our directors, Mr. Markscheid, served as a director for Monterey Capital Acquisition Corp. from December 2021 until its business combination with ConnectM Technology Solutions, Inc. in July 2024. Mr. Markscheid has continued to serve as the director of the post-combination entity, ConnectM Technology Solutions, Inc., a clean energy solutions provider, since July 2024. He also served as a director of Tristar Acquisition I Corp. from August 2023 until its business combination with Helport Limited in August 2024, at which point he resigned as a director of the company. Mr. Markscheid has also served as an independent director of Four Leaf Acquisition Corp. (Nasdaq: FORL) since July 2022, and as an independent director of Charlton Aria Acquisition Corp. (Nasdaq: CHAR) since October 2024, two SPACs currently in search of a target for business combination.

Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, and the collective experience of our officers and with blank check companies like ours is not significant. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination. In addition, the members of the management team may not remain with us subsequent to the consummation of a business combination.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the first annual general meeting — Evan M. Graj; Class II, with a term expiring at the second annual general meeting — Stephen Markscheid and Wee Peng Siong; and Class III, with a term expiring at the third annual general meeting — William W. Snyder and Jia Peng.

Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our founder shares. After completion of an initial business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our second amended and restated memorandum and articles of association (the “Current Charter”) as it deems appropriate. Our Current Charter provide that the board of directors may appoint such officers as they consider necessary on such terms, at such remuneration and to perform such duties, and subject to such provisions as to disqualification and removal as the board of directors may think fit.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee.

Audit Committee

We have established an audit committee of the board of directors, which consists of Mr. Graj, Mr. Markscheid, and Mr. Wee, each of whom is an independent director under NASDAQ’s listing standards. Mr. Graj is the Chairperson of the audit committee. Our board of directors has determined that each member of our audit committee is independent under the Nasdaq listing standards and applicable SEC rules. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of the listing of our Class A ordinary shares. Each member of the audit committee is financially literate and our board of directors has determined that both Mr. Graj and Mr. Markscheid qualify as “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis and, if any non-compliance is identified, immediately taking all action necessary to rectify such non-compliance or otherwise causing compliance; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Graj, Mr. Markscheid, and Mr. Wee, each of whom is an independent director under NASDAQ’s listing standards. Mr. Markscheid is the Chairperson of the compensation committee. Our board of directors has determined that each member of our compensation committee is independent under the Nasdaq listing standards and applicable SEC rules. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the compensation committee, all of whom must be independent within one year of the listing of our Class A ordinary shares.

The compensation committee is responsible for:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

We have adopted a clawback policy that applies to our executive officers (the “Clawback Policy”), which is filed herewith as Exhibit 97.1.

The Clawback Policy gives the Compensation Committee the discretion, in connection with an accounting restatement of our previously issued financial statements, to require executive officers to reimburse us for any erroneously awarded compensation paid to such executive officers that otherwise would not have been paid had it been determined based on the financial statements.

Insider Trading Policy

 We have adopted an insider trading policy that applies to our executive officers (the “Insider Trading Policy”), which is filed herewith as Exhibit 19.1.

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

We entered into an offer letter dated June 14, 2024, with our Chairman, CEO, and Director, Mr. Snyder, pursuant to which, that Mr. Snyder shall receive a monthly cash compensation of $7,500 among from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter. We have also offered to and our CFO and Director, Ms. Peng, has accepted an offer letter, dated June 6, 2024, which provides that Ms. Peng shall receive a monthly cash compensation of $5,000 among from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that she vacates his positions or she is removed or disqualified from her positions pursuant to the Company’s Current Charter.

Other than as set forth elsewhere in this report, none of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	ordinary shares (Class A and Class B combined)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage
Directors and Officers
William W. Snyder	100,000	(2)	*
Jia Peng	60,000	(2)	*
Stephen Markscheid	20,000	(3)	*
Evan M. Graj	20,000	(3)	*
Wee Peng Siong	20,000	(3)	*
All officers and directors as a group (5 individuals)	220,000		2.0%
Principal shareholders (5%+)
Aitefund Sponsor LLC (our sponsor)	2,180,500	(4)	19.8%
Carmelo Caschetto	2,180,500	(4)	19.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Aifeex Nexus Acquisition Corporation, at 221 W 9th St #859, Wilmington, DE 19801.

(2)	On June 14, 2024, our CEO, Mr. William W. Snyder, acquired 100,000 founder shares for a purchase price of $1,449 or approximately $0.014 per share, and our CFO, Ms. Jia Peng, acquired 60,000 founder shares for a purchase price of $870, or approximately $0.014 per share.

(3)	On December 4, 2024, our sponsor entered into a securities transfer agreement pursuant to which the sponsor agrees to transfer 20,000 founder shares to each of our independent directors.

(4)	Mr. Carmelo Caschetto is the sole member and sole manager of Aitefund Sponsor LLC, our sponsor, which entitles him to have voting, dispositive or investment powers over the sponsor. Thus, he is deemed to have beneficial ownership of the shares held by the sponsor.

As of the date hereof, our initial shareholders beneficially owned approximately 20% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our memorandum and articles of association effective at the time and approval of significant corporate transactions including our initial business combination.

Our sponsor has agreed (a) to vote any founder shares and Public Shares held by it in favor of any proposed initial business combination and (b) not to redeem any founder shares or Public Shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor, our officers, and our directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares

The founder shares, Private Placement Units, Private Placement Shares, and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our insiders. Our insiders have agreed not to transfer, assign or sell any of their founder shares until (1) with respect to 50% of the founder shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

The Private Placement Units and the securities within the units are not transferable, assignable or salable until after the completion of our initial business combination.

The foregoing restrictions are not applicable for transfers (i) among the insiders or to the Company’s insiders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the Company for no value for cancellation in connection with the consummation of a business combination, (vii) in connection with the consummation of a business combination, (viii) in the event of the Company’s liquidation prior to its consummation of an initial business combination or (ix) in the event that, subsequent to the consummation of an initial business combination, the Company completes a liquidation, merger, capital share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (viii) or (ix) or with the Company’s prior written consent). If dividends are declared and payable in ordinary shares, such dividends will also be placed in lock-up. If we are unable to effect an initial business combination and liquidate the trust account, none of our insiders will receive any portion of the liquidation proceeds with respect to their founder shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Share Issuance

On June 14, 2024, our CEO, Mr. William W. Snyder, our CFO, Ms. Jia Peng, and our sponsor, Aitefund Sponsor LLC, acquired an aggregate of 1,725,000 founder shares, for an aggregate purchase price of $25,000. On July 9, 2024, an additional 431,250 founder shares were issued, at par value, to the sponsor, for the purchase price of $43, resulting that the sponsor to hold 1,996,250 founder shares.

On December 4, 2024, the effective date of the registration statement of the IPO, the sponsor transferred an aggregate of 60,000 of its founder shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696.

Sale of Private Placement Units

On December 6, 2024, simultaneously with the closing of the IPO, the Company completed the Private Placement of 244,250 Private Placement Units to the Company’s sponsor, at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to the Company of $2,442,500.

Working Capital Note

In order to meet our working capital needs following the consummation of this offering or to extend our life, our insiders, officers and directors and their respective affiliates/designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes, or the “working capital notes,” may be converted upon consummation of our initial business combination into working capital units at a price of $10.00 per unit, or the “Working Capital Units.” In addition, our insiders, officers and directors or their affiliates or designees may loan us funds in support of our potential extension to allow additional time for us to complete an initial business combination which will be evidenced in extension convertible notes, or the “extension notes,” to be repaid in cash or $10.00 per unit, or the “Extension Units,” at the closing of our initial business combination. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. The Working Capital Units would be identical to the Private Placement Units sold in the Private Placement. The terms of such loans by our sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our insiders or an affiliate of our insiders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but if we do, we will request such lender to provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

On June 14, 2024, our sponsor had agreed to loan us an aggregate of up to $500,000 to be used to pay formation expenses and a portion of the expenses of this offering. Immediately before the IPO, we had borrowed $295,019 under the loan. The loan was payable without interest on the earlier of (i) December 31, 2024 and (ii) date on which we consummate our initial public offering. We intended to repay this loan from the proceeds of this offering not being placed in the Trust Account. If we determined not to proceed with the offering, such amounts would not be repaid. The loan was repaid in full on December 6, 2024, from the proceeds of the offering not being placed in the trust account.

Offer Letters With Management

We have offered to and our Chairman and CEO has accepted an offer letter, dated June 14, 2024, which provides that Mr. Snyder shall receive a monthly cash compensation of $7,500 among from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s memorandum and articles of association.

We have also offered to and our CFO has accepted an offer letter, dated May 25, 2024, which provides that Ms. Jia shall receive a monthly cash compensation of $5,000 among from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s memorandum and articles of association.

Other than as set forth elsewhere in this report, none of our executive officers or directors have received any cash compensation for services rendered to us. Our insiders, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Mr. Graj, Mr. Markscheid, and Mr. Wee would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Item 14. Principal Accountant Fees and Services.

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey, LLP for the period from inception to December 31, 2024.

MaloneBailey, LLP

2024
Audit and Audit-Related Fees	$145,000
Tax Fees	-
All Other Fees	-

Audit fees were for professional services rendered by MaloneBailey, LLP for the audit of our annual financial statements, and services that are normally provided by MaloneBailey, LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including professional services in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes herein.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

AIFEEX NEXUS ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aifeex Nexus Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aifeex Nexus Acquisition Corporation, formerly known as Shepherd Ave Capital Acquisition Corporation , (the “Company”) as of December 31, 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from May 31, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from May 31, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to incur significant cost in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

March 26, 2025

AIFEEX NEXUS ACQUISITION CORPORATION (FORMERLY KNOWN AS SHEPHERD AVE CAPITAL ACQUISITION CORPORATION)

BALANCE SHEET
AS OF DECEMBER 31, 2024

Assets
Current Assets
Cash	$533,006
Prepaid expenses	122,434
Total Current Assets	655,440

Investment held in Trust Account	86,518,878
Total Assets	$87,174,318

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$121,039
Due to related parties	33,521
Total Current Liabilities	154,560

Deferred underwriting commission payable	862,500
Total Liabilities	1,017,060

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,625,000 shares at conversion value of $10.03 per share	86,518,878

Shareholders' Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 244,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	24
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding	216
Additional paid-in capital	-
Accumulated deficit	(361,860)
Total Shareholders' Deficit	(361,620)
Total Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholder's Deficit	$87,174,318

The accompanying notes are an integral part of these financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION (FORMERLY KNOWN AS SHEPHERD AVE CAPITAL ACQUISITION CORPORATION)
STATEMENT OF OPERATIONS

For The Period From
May 31, 2024
(Inception) Through
December 31, 2024
Formation and operating costs	$300,435
Stock-based compensation expense	53,754
Loss from operations	(354,189)

Other income
Interest and dividend income on investment held in Trust Account	268,878

Net loss	$(85,311)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,007,593
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$(0.03)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,936,390
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.03)

The accompanying notes are an integral part of these financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION (FORMERLY KNOWN AS SHEPHERD AVE CAPITAL ACQUISITION CORPORATION)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 31, 2024 (Inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholders	-	-	1,725,000	173	24,827	-	25,000
Additional shares issued to Founder	-	-	431,250	43	-	-	43
Sale of private placement units	244,250	24	-	-	2,442,476		2,442,500
Fair value of rights included in public units	-	-	-	-	1,565,438	-	1,565,438
Stock-based compensation expense	-	-	-	-	53,754	-	53,754
Allocated value of transaction costs to rights included in public units	-	-	-	-	(57,742)		(57,742)
Initial measurement of carrying value to redemption value	-	-	-	-	(4,028,753)	(7,671)	(4,036,424)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(268,878)	(268,878)
Net loss	-	-	-	-	-	(85,311)	(85,311)
Balance as of December 31, 2024	244,250	$24	2,156,250	$216	$-	$(361,860)	$(361,620)

The accompanying notes are an integral part of these financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION (FORMERLY KNOWN AS SHEPHERD AVE CAPITAL ACQUISITION CORPORATION)
STATEMENT OF CASH FLOWS

For The Period From
May 31, 2024
(Inception) Through
December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(85,311)
Adjustments to reconcile net loss to net cash used in operating activities
Interest and dividend earned on investment held in Trust Account	(268,878)
Stock-based compensation expense	53,754
Formation and operating cost paid by the Sponsor	118,165
Changes in operating assets and liabilities:
Prepaid expenses	(112,434)
Accounts payable and accrued expenses	121,039
Due to related parties	33,521
Net Cash Provided by Operating Activities	(140,144)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(86,250,000)
Net Cash Used in investing Activities	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from public offering	86,250,000
Proceeds from private placement	2,442,500
Proceeds from promissory note to related party	12,000
Repayment of promissory note to related party	(294,976)
Payment of underwriter discount	(1,078,125)
Payment of deferred offering costs	(408,249)
Net Cash Provided by Financing Activities	86,923,150

Net Change in Cash	533,006

Cash, beginning of period	-
Cash, end of period	$533,006

Supplemental Disclosure of Non Cash Financing Activities:
Prepaid expenses paid via promissory note - related party	$10,000
Deferred offering costs paid by shareholders in exchange for issuance of Class B ordinary shares	$25,000
Capital contribution through issuance of promissory notes	$43
Deferred offering costs paid via promissory note - related party	$154,855
Deferred underwriting commission payable	$862,500
Initial measurement of carrying value to redemption value	$4,036,424
Remeasurement of carrying value to redemption value	$268,878

The accompanying notes are an integral part of these financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION

(FORMERLY KNOWN AS SHEPHERD AVE CAPITAL ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Aifeex Nexus Acquisition Corporation (the “Company”, formerly known as “Shepherd Ave Capital Acquisition Corporation”) is a blank check company incorporated in the Cayman Islands on May 31, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities (the “initial business combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company has elected December 31 as its fiscal year end.

As of December 31, 2024, the Company had not commenced any operations. For the period from May 31, 2024 (inception) through December 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (“IPO”, see Note 3). The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (“Private Placement”, see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placements Units (as defined below), although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully.

The Company’s founder and sponsor is Aitefund Sponsor LLC, a Delaware limited liability company formerly known as "Shepherd Ave Capital Sponsor LLC” (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO and the Private Placement.

On December 6, 2024, the Company consummated IPO of 8,625,000 units (including 1,125,000 units issued upon the full exercise of the over-allotment option (the “Over-Allotment Option”), the “Units”). Each Unit consists of one Class A ordinary share (the “Class A ordinary share”), $0.0001 par value per share (collectively, the “public shares”), and one right to receive of one-fifth of one Class A ordinary share upon the completion of the initial business combination of the Company. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,250,000.

Simultaneously with the consummation (the “closing”) of the IPO and the sale of the Units, the Company consummated the Private Placement of 244,250 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,442,500, which is described in Note 4. Each Private Placement Unit consists of one Class A ordinary share, and one right to receive of one-fifth of one Class A ordinary share upon the completion of the initial business combination .

Transaction costs amounted to $2,528,729, consisting of $1,078,125 of underwriting commissions which was paid in cash at the closing date of the IPO, $862,500 of deferred underwriting commissions, and $588,104 of other offering costs. At the IPO date, cash of $941,835 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

The Company’s initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company will complete its initial business combination only if the post-transaction company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete an initial business combination successfully.

Upon the closing of the IPO, management has agreed that at least $10.00 per Unit sold in the IPO will be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act that invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial business by the Combination Deadline (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of public shares if the company are unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will have until March 6, 2026 (or 15 months from the consummation of the IPO) to consummate the initial business combination, or up to June 6, 2026 (or 18 months from the consummation of the IPO) if it has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination before March 6, 2026. The applicable deadline to consummate the initial business combination in each case, March 6, 2026 or June 6, 2026, is referred as the “Combination Deadline”.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption will be accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any initial business combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

If the Company does not complete its initial business combination by the Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest generated from the funds held in the Trust Account to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. time). The Sponsor and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, Class A ordinary shares underlying the Private Placement Units (the “private shares”), and any public shares held by them in connection with the completion of the initial business combination and to waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination within 15 months from the closing of this offering (or up to 18 months, if extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of December 31, 2024, the Company had $533,006 cash and a working capital of $500,880. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Period by March 6, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $533,006 cash in bank as of December 31, 2024.

Investment Held in Trust Account

As of December 31, 2024, the Company had $86,518,878 in investment held in Trust Account, which are invested in money market funds with a maturity of 185 days or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of December 31, 2024, $283,006 was over the FDIC limit. The Company has not experienced losses on these accounts.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to shareholders’ equity upon the completion of the IPO.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from loss per share as the redemption value approximates fair value. As of December 31, 2024, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net loss per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For The Period From May 31, 2024 (Inception) Through December 31, 2024
		Non-Redeemable
	Redeemable Class A	Class A and Class B
	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per ordinary share:
Numerators:
Allocation of net loss	$(29,198)	$(56,113)
Denominators:
Basic and diluted weighted average shares outstanding	1,007,593	1,936,390
Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$86,518,878	$86,518,878	$-	$-
Total	$86,518,878	$86,518,878	$-	$-

The rights were valued, using a calculation prepared by management which takes into consideration the probability of completion of the IPO, an implied probability of the completion of an initial business combination and a Discount for Lack of Marketability calculation. The rights are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of an initial business combination, the probability of the initial public offering, and other risk factors.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,625,000 Class A ordinary shares sold as part of the Public Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$86,250,000
Less:
Proceeds allocated to public rights	(1,565,438)
Class A ordinary shares issuance cost	(2,470,987)
Plus:
Initial measurement of carrying value to redemption value	4,036,425
Remeasurement of carrying value to redemption value	268,878
Class A ordinary shares subject to possible redemption, December 31, 2024	$86,518,878

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Stock-based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statement over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards or to the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects and assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting Improvements to Reportable Segment Disclosures” (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the year ended December 31, 2024 and there was no material effect on our financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On December 6, 2024, the Company sold 8,625,000 Units (including 1,125,000 Units issued upon the full exercise of the Over-Allotment Option) in its IPO. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one right. Each right entitles the holder thereof to receive one-fifth of one Class A ordinary share upon completion of the Company’s initial business combination. The Company will not issue fractional shares. As a result, the holder must hold rights in multiples of 5 in order to receive shares for all of their rights upon closing of an initial business combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 244,250 Units at a price of $10.00 per Unit for an aggregate purchase price of $2,442,500 in the Private Placement. Each Private Placement Units was identical to the Units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial business combination (except to certain permitted transferees).

Note 5 — Related Party Transactions

Founder shares

On June 14, 2024, the Company’s CEO, Mr. William W. Snyder, the Company’s CFO, Ms. Jia Peng, and the sponsor, Aitefund Sponsor LLC, acquired an aggregate of 1,725,000 shares of Class B ordinary shares of a par value of $0.0001 for an aggregate purchase price of $25,000 (the “founder shares”) from the Company, of which: (i) the CEO acquired 100,000 founder shares for a purchase price of $1,449 or approximately $0.014 per share; (ii) the CFO acquired 60,000 founder shares for a purchase price of $870, or approximately $0.014 per share; and (iii) the Sponsor acquired 1,565,000 founder shares for a purchase price of $22,681, or approximately $0.014 per share. On July 9, 2024, the Company issued an additional 431,250 Class B ordinary shares to the Sponsor, at par value, for the purchase price of $43. In total, an aggregate 2,156,250 Class B ordinary shares were issued to the Sponsor and executives, at a per-share price of approximately $0.012 per share.

Concurrent with the IPO, the sponsor transferred an aggregate of 60,000 of its Founder Shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696. The fair value of the transfer of the 60,000 Founder Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 60,000 Founder Shares totaled $54,450. On December 6, 2024, the Company recognized a share-based compensation expense of $53,754, net of the nominal cash consideration of $696 paid by the directors.

The Private Placement shares are identical to the Class A ordinary shares included in the Units being sold in this offering. However, the Company’s insiders have agreed, pursuant to written letter agreements with the Company, (A) to vote their founder shares and Private Placement shares (as well as any public shares acquired in or after this offering) in favor of any proposed initial business combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association effective at the time that would stop our public shareholders from redeeming their shares for cash or selling their shares to us in connection with an initial business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Combination Deadline unless we provide public shareholders with the opportunity to redeem their public shares to receive cash from the Trust Account in connection with any such vote (regardless how such shareholders vote for such amendment), (C) not to redeem any founder shares and private shares (as well as any other shares acquired in or after this offering) for cash from the Trust Account in connection with a shareholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our memorandum and articles of association effective at the time relating to shareholders’ rights or pre-initial business combination activity and (D) that the founder shares and private shares shall not participate in any liquidating distribution upon winding up if an initial business combination is not consummated.

The insiders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until (1) with respect to 50% of the founder shares, the earlier of six months after the date of the consummation of the Company’s initial business combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (2) with respect to the remaining 50% of the founder shares, six months after the date of the consummation of the Company’s initial business combination, or earlier, in either case, if, subsequent to the Company’s initial business combination, the Company consummate a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Private Placement Units (including the underlying securities) will not be transferable, assignable or saleable until the completion of the Company’s initial business combination (except to certain permitted transferees).

Promissory Note — Related Party

On June 14, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. Immediately before the IPO, the Company had an outstanding loan balance of $295,019 and the balance has been repaid as of December 31, 2024.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the initial public offering if the funds not held in the Trust Account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (“Working Capital Loans”) may be converted upon consummation of the Company’s initial business combination into Working Capital Units at a price of $10.00 per Unit. If the Company do not complete an initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Due to Related Parties

On June 6, 2024, the Company appointed Jia Peng as Chief Financial Officer, in addition to the current position as a member of the board of the directors. During the Term as Chief Financial Officer and a member of board of directors of the Company, Jia Peng will receive cash compensation in the amount of $5,000, payable each month. Jia Peng also paid office expenses on behalf of the Company during the period from May 31, 2024 (inception) through December 31, 2024.

As of December 31, 2024, the Company had accrued expenses for Jia Peng of $14,300.

On June 14, 2024, the Company appointed William Snyder as Chairman and Chief Executive Officer, in addition to the current position as a member of the board of the directors. During the Term as Chairman and Chief Executive Officer and a member of board of directors of the Company, William Snyder will receive cash compensation in the amount of $7,500, payable each month.

As of December 31, 2024, the Company had accrued compensation expenses for William Snyder of $18,750.

Evan Graj, a Director of the Company, paid office expenses on behalf of the Company during the period from May 31, 2024 (inception) through December 31, 2024.

As of December 31, 2024, the Company had accrued expenses for Evan Graj of $470.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units solely to cover over-allotments, if any. The underwriters had exercised the Over-Allotment Option.

The underwriter was paid a cash underwriting discount of $0.125 per Unit, or $1,078,125 at the closing of the IPO.

Additionally, the underwriters will be entitled to 1.0% of gross proceeds of the IPO $862,500 and will be paid at the closing of the initial business combination as deferred underwriting fee. If the Company does not complete its initial business combination within the time period required by its amended and restated memorandum and articles of association effective at the time, the underwriters have agreed that (i) they will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the trust account, and (ii) that the deferred underwriters’ discounts and commissions will be included with the funds held in the Trust Account that will be available to fund the redemption of our public shares.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of December 31, 2024, there were 244,250 shares of Class A ordinary share issued or outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On June 14, 2024, the Company issued an aggregate of 1,725,000 founder shares to the Sponsor and executives for an aggregate purchase price of $25,000. On July 9, 2024, the Company issued additional 431,250 Class B ordinary shares to the Sponsor for $43. In total, an aggregate 2,156,250 Class B ordinary shares were issued to the Sponsor and executives, at a per-share price of approximately $0.012 per share. The Company’s insiders will collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO.

Rights

As of December 31, 2024, there were 8,625,000 public rights included the public Units outstanding and 244,250 private rights included in the Private Placement Units outstanding. Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-fifth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-fifth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of five in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operating costs and interest and dividend income on investment held in Trust Account which include the accompanying audited statement of operations.

The key measures of segment profit or loss reviewed by our CODM are interest and dividend income on investment held in Trust Account and formation and operating costs. The CODM reviews interest and dividend income on investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination within the initial business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit	Description

1.1	Underwriting Agreement, dated December 4, 2024, by and between the Company and the Representative. (1)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and restated memorandum and articles of association. (2)
3.3*	Second Amended and restated memorandum and articles of association.
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated December 4, 2024, between the Company and Vstock, as rights agent. (1)
4.5*	Description of Securities
10.1	Promissory Note, issued to the sponsor, dated as of June 14, 2024. (2)
10.2	PIPE Unit Subscription Agreement dated December 4, 2024, between the Company and the Sponsor. (1)
10.3	Securities Transfer Agreement, dated December 4, 2024, between the Company, the Sponsor, and certain directors of the Company(1)
10.4	Investment Management Trust Agreement, dated December 4, 2024, between the Company and Wilmington Trust, N.A., as trustee. (1)
10.5	Registration Rights Agreement, dated December 4, 2024, between the Company, the Sponsor, and the Representative. (1)
10.6	Letter Agreement, dated December 4, 2024, among the Company, the Sponsor, and officers and directors of the Company. (1)
10.7	Indemnity Agreement, dated December 4, 2024, between the Company and the officers and directors of the Registrant. (1)
10.8	Subscription Agreement by and among the Registrant and the CEO, dated as of June 14, 2024, for the founder shares. (2)
10.9	Subscription Agreement by and among the Registrant and the CFO, dated as of June 14, 2024, for the founder shares. (2)
10.10	Subscription Agreement by and among the Registrant and the sponsor, dated as of June 14, 2024, for the founder shares. (2)
10.11	Offer Letter, between the Registrant and the CEO and Chairman, dated as of June 14, 2024. (2)
10.12	Offer Letter, between the Registrant and the CFO, dated as of June 14, 2024. (2)
14.1	Code of Ethics (2)
19.1*	Insider Trading Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of the Registrant.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Aifeex Nexus Acquisition Corporation agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 9, 2024 (File No. 001-42425).

(2)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on July 24, 2024 (File No. 333-280986).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2025	AIFEEX NEXUS ACQUISITION CORPORATION

	By:	/s/ William W. Snyder
		Name:	William W. Snyder
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ William W. Snyder William W. Snyder	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2025

/s/ Jia Peng Jia Peng	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2025

/s/ Stephen Markscheid Stephen Markscheid	Director	March 26, 2025

/s/ Evan M. Graj Evan M. Graj	Director	March 26, 2025

/s/ Wee Peng Siong Wee Peng Siong	Director	March 26, 2025