Form 10-Q
period 2025-03-31
AIFEEX NEXUS ACQUISITION CORP.
filed 2025-05-15
CIK 2030829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission File Number 001-42425

AIFEEX NEXUS ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

221 W 9th St, #859

Wilmington, Delaware 19801

(Address of principal executive offices and zip code)

302-235-3848

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2025, there were 8,869,250 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,156,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Aifeex Nexus Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIFEEX NEXUS ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$273,472	$533,006
Prepaid expenses	167,065	122,434
Total Current Assets	440,537	655,440

Cash and Investments held in Trust Account	87,415,481	86,518,878
Total Assets	$87,856,018	$87,174,318

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$121,969	$121,039
Due to related parties	33,437	33,521
Total Current Liabilities	155,406	154,560

Deferred underwriting commission payable	862,500	862,500
Total Liabilities	1,017,906	1,017,060

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,625,000 shares at conversion value of $10.14 and $10.03 per share as of March 31, 2025 and December 31, 2024, respectively	87,415,481	86,518,878

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 244,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	24	24
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(577,609)	(361,860)
Total Shareholders’ Deficit	(577,369)	(361,620)
Total Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholder’s Deficit	$87,856,018	$87,174,318

The accompanying notes are an integral part of these unaudited financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For The
Three Months Ended
March 31, 2025
Formation and operating costs	$215,749
Loss from operations	(215,749)

Other income
Interest and dividend income on cash and investments held in Trust Account	896,603

Net income	$680,854

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,625,000
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.06
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,400,500
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	244,250	$24	2,156,250	$216	$-	$(361,860)	$(361,620)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(896,603)	(896,603)
Net income	-	-	-	-	-	680,854	680,854
Balance as of March 31, 2025	244,250	$24	2,156,250	$216	$-	$(577,609)	$(577,369)

The accompanying notes are an integral part of these unaudited financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For The
Three Months Ended
March 31, 2025
Cash Flows from Operating Activities:
Net income	$680,854
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend earned on cash and investments held in Trust Account	(896,603)
Changes in operating assets and liabilities:
Prepaid expenses	(44,631)
Accounts payable and accrued expenses	930
Due to related parties	(84)
Net Cash Used in Operating Activities	(259,534)

Net Change in Cash	(259,534)

Cash, beginning of period	533,006
Cash, end of period	$273,472

Supplemental Disclosure of Non Cash Financing Activities:
Remeasurement of carrying value to redemption value	$896,603

The accompanying notes are an integral part of these unaudited financial statements.

AIFEEX NEXUS ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2025, the Company had not commenced any operations. For the three months ended March 31, 2025, the Company’s efforts have been limited to organizational activities, activities related to the initial public offering (“IPO”, see Note 3), and search for target for business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (“Private Placement”, see Note 4).

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

The Company’s founder and sponsor is Aitefund Sponsor LLC, a Delaware limited liability company formerly known as “Shepherd Ave Capital Sponsor LLC” (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO and the Private Placement.

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

Going Concern Consideration

As of March 31, 2025, the Company had $273,472 cash and a working capital of $285,131. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Period by March 6, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $273,472 and $533,006 cash in bank as of March 31, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, the Company had $87,415,481 and $86,518,878 in Cash and investments held in Trust Account, which are invested in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2025 and December 31, 2024, $23,472 and $283,006, respectively, were over the FDIC limit. The Company has not experienced losses on these accounts.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the three months ended March 31, 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	For The Three Months Ended March 31, 2025
		Non-Redeemable
	Redeemable Class A	Class A and Class B
	Ordinary Shares	Ordinary Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$532,617	$148,237
Denominators:
Basic and diluted weighted average shares outstanding	8,625,000	2,400,500
Basic and diluted net income per ordinary share	$0.06	$0.06

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$87,415,481	$87,415,481	$-	$-
Total	$87,415,481	$87,415,481	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$86,518,878	$86,518,878	$-	$-
Total	$86,518,878	$86,518,878	$-	$-

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

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary
shares subject to
possible redemption
Balance as of May 31, 2024 (Inception)	$-
Gross Proceeds	86,250,000
Proceeds allocated to public rights	(1,565,438)
Class A ordinary shares issuance cost	(2,470,987)
Initial measurement of carrying value to redemption value	4,036,425
Remeasurement of carrying value to redemption value	268,878
Balance as of December 31, 2024	$86,518,878
Remeasurement of carrying value to redemption value	896,603
Balance as of March 31, 2025	$87,415,481

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

Promissory Note — Related Party

On June 14, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. Immediately before the IPO, the Company had an outstanding loan balance of $295,019 and the balance was repaid. There is no balance as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Due to Related Parties

On June 6, 2024, the Company appointed Jia Peng as Chief Financial Officer, in addition to the current position as a member of the board of the directors. During the Term as Chief Financial Officer and a member of board of directors of the Company, Jia Peng will receive cash compensation in the amount of $5,000, payable each month.

As of March 31, 2025 and December 31, 2024, the Company had accrued expenses for Jia Peng of $14,000 and $14,300, respectively.

On June 14, 2024, the Company appointed William Snyder as Chairman and Chief Executive Officer, in addition to the current position as a member of the board of the directors. During the Term as Chairman and Chief Executive Officer and a member of board of directors of the Company, William Snyder will receive cash compensation in the amount of $7,500, payable each month.

As of March 31, 2025 and December 31, 2024, the Company had accrued compensation expenses for William Snyder of $18,750.

Evan Graj, a Director of the Company, paid office expenses on behalf of the Company during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had accrued expenses for Evan Graj of $686 and $470, respectively.

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

As of March 31, 2025 and December 31, 2024, deferred underwriting discounts and commissions amounted to $862,500 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were 244,250 shares of Class A ordinary share issued or outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

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

Rights

As of March 31, 2025 and December 31, 2024, there were 8,625,000 public rights included the public Units outstanding and 244,250 private rights included in the Private Placement Units outstanding. Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-fifth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-fifth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of five in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, formation and operating costs and interest and dividend income on cash and investments held in Trust Account which are included in the accompanying unaudited statement of operations.

The key measures of segment profit or loss reviewed by our CODM are interest and dividend income on cash and investments held in Trust Account and formation and operating costs. The CODM reviews interest and dividend income on investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash and investments with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination within the initial business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aifeex Nexus Capital Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aitefund Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward- looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on December 5, 2024 (File No. 333-280986) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 31, 2024 (inception) to March 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividend income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2025, we had a net income of 680,854 which consisted of interest and dividend income of $896,603 on cash and investments held in Trust Account which was offset by operating cost of $215,749.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the proceeds from the public offering and private placements.

As of March 31, 2025, the Company had cash of $273,472 and a working capital of $285,131.

For the three months ended March 31, 2025, there was $259,534 of cash used in operating activities resulting from interest and dividend earned on cash and investments held in trust account of $896,603, the increase in prepaid expenses of $44,631, and the decrease in due to related parties. The changes were offset by net income of $680,854 and the increase in accounts payable and accrued expenses of $930.

For the three months ended March 31, 2025, there was no investing nor financing activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the sponsor (together, the “insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of March 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by March 6, 2026, if not further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

Use of Estimates

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

This quarterly report on Form 10-Q (the “Quarterly Report”) does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aifeex Nexus Acquisition Corporation

Date: May 15, 2025	By:	/s/ William W. Snyder
William W. Snyder
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Jia Peng
Jia Peng
Chief Financial Officer
(Principal Financial Officer)