Form 10-Q
period 2025-06-30
PANTAGES CAPITAL ACQUSITION Corp
filed 2025-08-14
CIK 2030829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission File Number 001-42425

PANTAGES CAPITAL ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

221 W 9th St, #859

Wilmington, Delaware 19801

(Address of principal executive offices and zip code)

302-235-3848

(Registrant’s telephone number, including area code)

Aifeex Nexus Acquisition Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one Right to acquire one-fifth of one Class A ordinary share	PGACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	PGAC	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fifth of one Class A ordinary share	PGACR	The Nasdaq Stock Market LLC

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

As of August 13, 2025, there were 8,869,250 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,156,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Pantages Capital Acquisition Corporation

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	1

Item 1. FINANCIAL STATEMENTS (UNAUDITED)	1
Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the Three and Six Months ended June 30, 2025 and for the Period from May 31 (Inception) through June 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months ended June 30, 2025 and for the Period from May 31 (Inception) through June 30, 2024 (Unaudited)	3
Statements of Cash Flows for the Six Months ended June 30, 2025 and for the Period from May 31 (Inception) through June 30, 2024 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
Item 4. CONTROLS AND PROCEDURES	21

PART II – OTHER INFORMATION	22

Item 1. LEGAL PROCEEDINGS	22
Item 1A. RISK FACTORS	22
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES	22
Item 3. DEFAULTS UPON SENIOR SECURITIES	22
Item 4. MINE SAFETY DISCLOSURES	22
Item 5. OTHER INFORMATION	22
Item 6. EXHIBITS	23
SIGNATURES	24

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANTAGES CAPITAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS AIFEEX NEXUS ACQUISITION CORPORATION)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$294,644	$533,006
Prepaid expenses	120,295	122,434
Total Current Assets	414,939	655,440

Cash and Investments held in Trust Account	88,316,420	86,518,878
Total Assets	$88,731,359	$87,174,318

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$130,201	$121,039
Due to related parties	2,333	33,521
Working capital loan - related party	175,000	-
Total Current Liabilities	307,534	154,560

Deferred underwriting commission payable	862,500	862,500
Total Liabilities	1,170,034	1,017,060

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,625,000 shares at conversion value of $10.24 and $10.03 per share as of June 30, 2025 and December 31, 2024, respectively	88,316,420	86,518,878

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 244,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	24	24
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(755,335)	(361,860)
Total Shareholders’ Deficit	(755,095)	(361,620)
Total Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholder’s Deficit	$88,731,359	$87,174,318

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS AIFEEX NEXUS ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

(Unaudited)

			For The Period From
	For The	For The	May 31, 2024
	Three Months Ended	Six Months Ended	(Inception) Through
	June 30, 2025	June 30, 2025	June 30, 2024
Formation and operating costs	$177,726	$393,475	$17,320
Loss from operations	(177,726)	(393,475)	(17,320)

Other income
Interest and dividend income on cash and investments held in Trust Account	900,939	1,797,542	-

Net income (Loss)	$723,213	$1,404,067	$(17,320)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,625,000	8,625,000	-
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.07	$0.13	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,400,500	2,400,500	1,875,000	(1)(2)
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.07	$0.13	$(0.01)

(1)	This number excludes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 6, 2024, the underwriters fully exercised the over-allotment option for an additional 1,125,000 Units, reducing the Class B ordinary shares subject to forfeiture to 0 (see Note 5).

(2)	Gives retroactive effect to additional 431,250 shares issue to the Sponsor at par value on July 5, 2024.

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS AIFEEX NEXUS ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM MAY 31, 2024 (INCEPTION)
THROUGH JUNE 30, 2024

(Unaudited)

	Ordinary Shares				Additional			Total
	Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	244,250	$24	2,156,250	$216	$-	$-	$(361,860)	$(361,620)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	(896,603)	(896,603)
Net income	-	-	-	-	-	-	680,854	680,854
Balance as of March 31, 2025	244,250	24	2,156,250	216	-	-	(577,609)	(577,369)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	(900,939)	(900,939)
Net income	-	-	-	-	-	-	723,213	723,213
Balance as of June 30, 2025	244,250	$24	2,156,250	$216	$-	$-	$(755,335)	$(755,095)

	Ordinary Shares				Additional			Total
	Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Receivable	Deficit	Equity
Balance as of May 31, 2024 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founder shares issued to initial shareholders (1)	-	-	1,725,000	173	24,827	-	-	25,000
Additional shares issued to Founder (2)	-	-	431,250	43	-	(43)	-	-
Net loss	-	-	-	-	-	-	(17,320)	(17,320)
Balance as of June 30, 2024	-	$-	2,156,250	$216	$24,827	$(43)	$(17,320)	$7,680

(1)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 6, 2024, the underwriters fully exercised the over-allotment option for an additional 1,125,000 Units, reducing the Class B ordinary shares subject to forfeiture to 0 (see Note 5).

(2)	Gives retroactive effect to additional 431,250 shares issue to the Sponsor at par value on July 5, 2024.

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS AIFEEX NEXUS ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

(Unaudited)

		For The Period From
	For The	May 31, 2024
	Six Months Ended	(Inception) Through
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,404,067	$(17,320)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend earned on cash and investments held in Trust Account	(1,797,542)	-
Formation and operating cost paid by the Sponsor	-	6,390
Changes in operating assets and liabilities:
Prepaid expenses	2,139	-
Accounts payable and accrued expenses	9,162	10,930
Due to related parties	(31,188)	-
Net Cash Used in Operating Activities	(413,362)	-

Cash Flows from Financing Activity:
Proceeds from working capital loan - related party	175,000	-
Net Cash Provided by Financing Activity	175,000	-

Net Change in Cash	(238,362)	-

Cash, beginning of period	533,006	-
Cash, end of period	$294,644	$-

Supplemental Disclosure of Non Cash Financing Activities:
Issuance of shares for receivable	$-	$43
Prepaid expenses paid via promissory note - related party	$-	$42,500
Deferred offering costs included in accrued offering costs	$-	$3,213
Deferred offering costs paid by shareholders in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs paid via promissory note - related party	$-	$62,318
Remeasurement of carrying value to redemption value	$1,797,542	$-

The accompanying notes are an integral part of these unaudited financial statements.

 PANTAGES CAPITAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS AIFEEX NEXUS ACQUISITION CORPORATION)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Pantages Capital Acquisition Corporation (the “Company”, formerly known as “Aifeex Nexus Acquisition Corporation” and “Shepherd Ave Capital Acquisition Corporation”) is a blank check company incorporated in the Cayman Islands on May 31, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities (the “initial business combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company has elected December 31 as its fiscal year end.

As of June 30, 2025, the Company had not commenced any operations. For the period from May 31, 2024 (inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities, activities related to the initial public offering (“IPO”, see Note 3), and search for target for business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (“Private Placement”, see Note 4).

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of June 30, 2025, the Company had $294,644 cash and a working capital of $107,405. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Period by March 6, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $294,644 and $533,006 cash in bank as of June 30, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, the Company had $88,316,420 and $86,518,878 in Cash and investments held in Trust Account, which are invested in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2025 and December 31, 2024, $44,644 and $283,006, respectively, were over the FDIC limit. The Company has not experienced losses on these accounts.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the three and six months ended June 30, 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	For The Three Months Ended June 30, 2025
		Non-Redeemable
	Redeemable Class A	Class A and Class B
	Ordinary Shares	Ordinary Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$565,753	$157,460
Denominators:
Basic and diluted weighted average shares outstanding	8,625,000	2,400,500
Basic and diluted net income per ordinary share	$0.07	$0.07

			For The Period From
			May 31, 2024
	For The Six Months Ended		(Inception) Through
	June 30, 2025		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$1,098,370	$305,697	$-	$(17,320)
Denominators:
Basic and diluted weighted average shares outstanding	8,625,000	2,400,500	-	1,875,000
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$-	$(0.01)

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$88,316,420	$88,316,420	$-	$-
Total	$88,316,420	$88,316,420	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$86,518,878	$86,518,878	$-	$-
Total	$86,518,878	$86,518,878	$-	$-

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

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary
shares subject to
possible redemption
Balance as of May 31, 2024 (Inception)	$-
Gross Proceeds	86,250,000
Proceeds allocated to public rights	(1,565,438)
Class A ordinary shares issuance cost	(2,470,987)
Initial measurement of carrying value to redemption value	4,036,425
Remeasurement of carrying value to redemption value	268,878
Balance as of December 31, 2024	$86,518,878
Remeasurement of carrying value to redemption value	1,797,542
Balance as of June 30, 2025	$88,316,420

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder shares

On June 14, 2024, the Company’s CEO, Mr. William W. Snyder, the Company’s CFO, Ms. Jia Peng, and the sponsor, Aitefund Sponsor LLC, acquired an aggregate of 1,725,000 shares of Class B ordinary shares of a par value of $0.0001 for an aggregate purchase price of $25,000 (the “founder shares”) from the Company, of which: (i) the CEO acquired 100,000 founder shares for a purchase price of $1,449 or approximately $0.014 per share; (ii) the CFO acquired 60,000 founder shares for a purchase price of $870, or approximately $0.014 per share; and (iii) the Sponsor acquired 1,565,000 founder shares for a purchase price of $22,681, or approximately $0.014 per share. On July 9, 2024, the Company issued an additional 431,250 Class B ordinary shares to the Sponsor, at par value, for the purchase price of $43. In total, an aggregate 2,156,250 Class B ordinary shares were issued to the Sponsor and executives, at a per-share price of approximately $0.012 per share, including an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 6, 2024, the underwriters fully exercised the over-allotment option for an additional 1,125,000 Units, reducing the Class B ordinary shares subject to forfeiture to 0.

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

Promissory Note — Related Party

On June 14, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. Immediately before the IPO, the Company had an outstanding loan balance of $295,019 and the balance was repaid. There is no balance as of June 30, 2025 and December 31, 2024.

Working Capital Loans — Related Party

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

As of June 30, 2025 and December 31, 2024, the Company had $175,000 and $0 borrowings under the Working Capital Loans.

Due to Related Parties

On June 6, 2024, the Company appointed Jia Peng as Chief Financial Officer, in addition to the current position as a member of the board of the directors. During the Term as Chief Financial Officer and a member of board of directors of the Company, Jia Peng will receive cash compensation in the amount of $5,000, payable each month.

As of June 30, 2025 and December 31, 2024, the Company had prepaid expenses of $300 and accrued expense of $14,300 for Jia Peng, respectively.

On June 14, 2024, the Company appointed William Snyder as Chairman and Chief Executive Officer, in addition to the current position as a member of the board of the directors. During the Term as Chairman and Chief Executive Officer and a member of board of directors of the Company, William Snyder will receive cash compensation in the amount of $7,500, payable each month.

As of June 30, 2025 and December 31, 2024, the Company had accrued compensation expenses for William Snyder of $0 and $18,750, respectively.

Evan Graj, a Director of the Company, paid office expenses on behalf of the Company during the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had accrued expenses for Evan Graj of $2,333 and $470, respectively.

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

As of June 30, 2025 and December 31, 2024, deferred underwriting discounts and commissions amounted to $862,500 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of June 30, 2025 and December 31, 2024, there were 244,250 shares of Class A ordinary share issued or outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

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

Rights

As of June 30, 2025 and December 31, 2024, there were 8,625,000 public rights included the public Units outstanding and 244,250 private rights included in the Private Placement Units outstanding. Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-fifth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-fifth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of five in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

The key measures of segment profit or loss reviewed by our CODM are interest and dividend income on cash and investments held in Trust Account and formation and operating costs. The CODM reviews interest and dividend income on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash and investments with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination within the initial business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements, other than the event described below.

On July 18, 2025, the Sponsor agreed to loan the Company up to $500,000 (“Working Capital Loan”) to meet the Company’s working capital needs. The loan was evidenced by a promissory note that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The Sponsor has the right, but not the obligation, to convert this loan, in whole or in part, into private units of the Company, each consisting of one Class A ordinary share, one right to receive one-fifth of one Class A ordinary share. The number of private units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

On August 5, 2025, the Company held an extraordinary general meeting (the “Second Shareholder Meeting”). At the Second Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s 2nd amended and restated memorandum and articles of associations to change the Company’s name from “Aifeex Nexus Acquisition Corporation” to “Pantages Capital Acquisition Corporation”. The name change was effective as of August 5, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pantages Capital Acquisition Corporation (f/k/a “Aifeex Nexus Acquisition Corporation). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aitefund Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on December 5, 2024 (File No. 333-280986) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Pantages Capital Acquisition Corporation (the “Company”, formerly known as “Aifeex Nexus Acquisition Corporation” and “Shepherd Ave Capital Acquisition Corporation”) is a blank check company incorporated in the Cayman Islands on May 31, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities (the “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below), Private Placement (as defined below), and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

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

First Name Change

On March 11, 2025, the Company held an extraordinary general meeting (the “First Shareholder Meeting”).

At the First Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s amended and restated memorandum and articles of associations (the “AR MAA”) to change the Company’s name from “Shepherd Ave Capital Acquisition Corporation” to “Aifeex Nexus Acquisition Corporation” (the “First Name Change”).

Promptly following the approval, the Company filed a Second Amended and Restated Memorandum and Articles of Association (the “2nd AR MAA”) with the Cayman Islands Companies Register to effect the First Name Change. In connection with the First Name Change, the Company’s ticker symbols for its units, ordinary shares and rights changed from “SPHAU”, “SPHA”, “SPHAR”, in each case to “AIFEU”, “AIFE”, and “AIFER”, and commenced trading under the new symbols on March 12, 2025.

Second Name Change

On August 5, 2025, the Company held another extraordinary general meeting (the “Second Shareholder Meeting”).

At the Second Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s 2nd AR MAA to change the Company’s name from “Aifeex Nexus Acquisition Corporation” to “Pantages Capital Acquisition Corporation” (the “Second Name Change”).

Promptly following the approval, the Company filed a Third Amended and Restated Memorandum and Articles of Association (the “Current MAA”) with the Cayman Islands Companies Register to effect the Second Name Change. In connection with the Second Name Change, the Company’s ticker symbols for its units, ordinary shares and rights changed from “AIFEU”, “AIFE”, and “AIFER”, in each case to “PGACU”, “PGAC”, and “PGACR”, and commenced trading under the new symbols on August 8, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 31, 2024 (inception) to June 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividend income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended June 30, 2025, we had a net income of $723,213, which consisted of interest and dividend income on cash and investments held in trust account of $900,939 and partially offset by formation and operating costs of $177,726.

For the six months ended June 30, 2025, we had a net income of $1,404,067, which consisted of interest and dividend income on cash and investments held in trust account of $1,797,542 and partially offset by formation and operating costs of $393,475.

For the period from May 31, 2024 (inception) through June 30, 2024, we had a net loss of $17,320, which consisted of formation and operating costs of $17,320.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the proceeds from the public offering and private placements.

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

As June 30, 2025, the Company had cash of $294,644 and a working capital of $107,405.

For the six months ended June 30, 2025, there was $413,362 of cash used in operating activities resulting from dividend earned on investments held in trust account of $1,797,542, and the decrease in due to related parties of $31,188. The changes were offset by net income of $1,404,067, the decrease in prepaid expenses of $2,139, and the increase in accounts payable and accrued expenses of $9,162.

For the period from May 31, 2024 (inception) through June 30, 2024, there was $0 of cash used in or provided by operating activities.

For the six months ended June 30, 2025 and for the period from May 31, 2024 (inception) through June 30, 2024, there were no investing activities.

For the six months ended June 30, 2025, there was $175,000 of cash provided by financing activity resulting from the proceeds from promissory note to related party.

For the period from May 31, 2024 (inception) through June 30, 2024, there were no financing activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the sponsor (together, the “insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of June 30, 2025 and December 31, 2024, the Company had $175,000 and $0 borrowings under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Pantages Capital Acquisition Corporation

Date: August 13, 2025	By:	/s/ William W. Snyder
William W. Snyder
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Jia Peng
Jia Peng
Chief Financial Officer (Principal Financial Officer)