Form 10-K
period 2025-12-31
PANTAGES CAPITAL ACQUISITION Corp
filed 2026-03-09
CIK 2030829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 2, 2026, there were 8,869,250 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,156,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “our,” “us” or the “Company” refer to Pantages Capital Acquisition Corporation. References to our “management” or our “management team” refer to our current officers and directors, and references to the “Sponsor” refer to Aitefund Sponsor LLC. References to “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof as provided herein, and references to “Insiders” are to holders of our founder shares prior to our initial public offering and any transferees of such founder shares.

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

Upon the closing of the IPO, management has agreed that $86,250,000, or $10.00 per Unit sold in the IPO, would be held into a U.S.-based trust account (“Trust Account”), with Wilmington Trust, N.A. acting as trustee. The funds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A ordinary shares sold as part of the Units in the IPO (the “Public Shares”) properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s Public Shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of Public Shares if the Company is unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

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

Promptly following the approval, the Company filed a Second Amended and Restated Memorandum and Articles of Association (the “Second Amended Charter”) with the Cayman Islands Companies Register to effect the Name Change. In connection with the First Name Change, the Company’s ticker symbols for its units, ordinary shares and Rights changed from “SPHAU”, “SPHA”, “SPHAR”, in each case to “AIFEU”, “AIFE”, and “AIFER”, and commenced trading under the new symbols on March 12, 2025.

On August 6, 2025, the Company held a second extraordinary general meeting (the “Second Shareholder Meeting”).

At the Second Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s Second Amended Charter to change the Company’s name from “Aifeex Nexus Acquisition Corporation” to “Pantages Capital Acquisition Corporation” (the “Second Name Change”).

Promptly following the approval, the Company filed a Third Amended and Restated Memorandum and Articles of Association (the “Current Charter”) with the Cayman Islands Companies Register to effect the Second Name Change. In connection with the Second Name Change, the Company’s ticker symbols for its units, ordinary shares and Rights changed from “AIFEU”, “AIFE” “AIFER”, in each case to “PGACU”, “PGAC”, and “PGACR”, and commenced trading under the new symbols on August 8, 2025.

Business Combination with MacMines

On November 18, 2025, the Company entered into a Business Combination Agreement by and among (i) the Company, (ii) MacMines Austasia Pty Ltd, an Australian proprietary company limited by shares (the “MacMines”), (iii) HORIZON MINING LIMITED, a Cayman Islands exempted company (“Pubco”), (iv) HORIZON MERGER 1 LIMITED, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”); (v) Horizon Mining SPV Pty Ltd, an Australian proprietary company limited by shares and a wholly owned subsidiary of MacMines (“Tenement SPV”); and (vi) Jincheng Yao, an individual (“Seller Representative”) (the “Merger Agreement”).

Reorganization

Pursuant to the Merger Agreement, prior to the Closing (as defined below), MacMines and its affiliates shall consummate a series of reorganization transactions, including: (i) MacMines and Pubco will enter into a Share Sale Agreement for the sale by MacMines of all of the issued share capital in Tenement SPV to Pubco in exchange for the issue of Pubco ordinary shares to MacMines (the “Share Sale Agreement”), and (ii) MacMines and Tenement SPV will enter into an Asset Sale Agreement for the sale by MacMines to Tenement SPV of the application for Mining Lease 700074 as lodged with the Queensland Government, Australia, on or about November 16, 2022 (the “MLA”) and documents and information relating exclusively and specifically to the MLA (the “Asset Sale Agreement”) (together with all other agreements, deeds, instruments or documents as may be necessary or appropriate to give effect to the Share Sale Agreement or Asset Sale Agreement as contemplated by those agreements, the “Reorganization Documents”) to implement and effect the transactions contemplated therein in a form reasonably agreed between the parties to the Merger Agreement.

Upon the terms and subject to satisfaction of the conditions set forth in the Reorganization Documents, the following transactions (collectively, “Reorganization”) shall take place at a date and time agreed by the parties thereto:

(x) Pubco will issue 18,000,000 Pubco ordinary shares (the “Reorganization Shares”) to MacMines in exchange for the transfer of all the issued and outstanding share capital of Tenement SPV held by MacMines to Pubco;

(y) MacMines will assign, transfer, convey and sale to Tenement SPV, and Tenement SPV will acquire and receive from MacMines, all the assets, including the MLA. As a result of the Reorganization, Tenement SPV shall become the wholly-owned subsidiary of Pubco, and Pubco shall become the majority-owned subsidiary of MacMines.

Merger

After the consummation of the Reorganization and upon the terms and subject to satisfaction of the conditions set forth in the Merger Agreement, at a date and time agreed by the parties to the Merger Agreement (the “Closing Date”):

(x) the Merger Sub will merge with and into the Company (the “Merger”, together will all other transactions contemplated under the Merger Agreement, the “MacMines Business Combination”, with the closing of the MacMines Business Combination referred as “Closing”), with the Company surviving the Merger as a wholly owned subsidiary of Pubco and the outstanding securities of the Company and Merger Sub being converted into the right to receive shares of Pubco as follows:

●	Each issued and outstanding Unit and Private Placement Unit of the Company shall be automatically detached, and the holder thereof shall be deemed to hold one Class A ordinary share and one right of the Company.

●	Each Class A ordinary share of the Company for which a holder has exercised its right of redemption shall be surrendered and cancelled and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefor. Each of the remaining issued and outstanding Class A ordinary shares or Class B ordinary share shall be canceled and converted automatically into the right to receive one Pubco ordinary share.

●	Each issued and outstanding right of the Company shall be automatically converted into the number of Pubco ordinary shares that would have been received by the holder thereof if such right of the Company had been converted upon the consummation of a Business Combination in accordance with the Company’s IPO Prospectus and Current Charter, and the Rights into Class A ordinary shares of the Company.

●	If there are any shares of the Company that are owned by the Company as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or payment therefor, and each Merger Sub ordinary share issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share, par value $0.0001 per share, of the surviving Company.

(y) all issued and outstanding Reorganization Shares shall be automatically reclassified into Pubco ordinary shares.

No fractional shares of Pubco ordinary shares will be issued by Pubco; instead, each person who would otherwise be entitled to a fractional share shall instead be entitled to the number of Pubco ordinary shares issued to such person rounded down in the aggregate to the nearest whole Pubco ordinary share.

The foregoing Merger and conversion of securities shall occur all upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of applicable Law.

Since the Merger Agreement was executed before March 6, 2026, the 15-month anniversary of the closing of the IPO, the Company’s deadline to complete its initial business combination is extended, pursuant to the Current Charter, to June 6, 2026.

Certain Related Agreements

Seller Lock-Up Agreement

Concurrently with the execution and delivery of the Merger Agreement, the Company, MacMines, and Pubco entered into a Lock-Up Agreement (the “Seller Lock-Up Agreement”), pursuant to which 50.00% of the securities of Pubco held by MacMines (the “Restricted Securities”) will be locked-up and subject to transfer restrictions for a period of time following the closing of the MacMines Business Combination (the “Closing”), as described below, subject to certain exceptions. The lock-up period applicable to the Restricted Securities will commence from the date of Closing (the “Closing Date”) and end until the earlier of (i) the six (6) month anniversary of Closing Date, and (ii) the date on which the closing sale price of the Pubco ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) for any twenty (20) trading days within any thirty (30) consecutive trading day period commencing after the Closing Date.

Seller Support Agreement

Concurrently with the execution of the Merger Agreement, the Company and MacMines entered into a support agreement (the “Seller Support Agreement”), pursuant to which, among other things, MacMines agreed (i) not to transfer, and (ii) to vote its Pubco ordinary shares in favor of the Merger Agreement (including by execution of written resolutions), the Merger, and the other transactions. The Seller Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of (i) the effective time of the Closing, (ii) the termination of the Merger Agreement in accordance with its terms, and (iii) the written agreement of the Company and MacMines.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, MacMines, and the Sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) not to transfer, and (ii) to vote its ordinary shares of the Company in favor of the Merger Agreement (including by execution of written resolutions), the Merger, and the other transactions. The Sponsor Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of (i) the mutual written consent of Company, MacMines, and the Sponsor, (ii) the effective time of the Closing, or (iii) the termination of the Merger Agreement in accordance with its terms.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco and MacMines will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), to be effective as of the Closing, pursuant to which Pubco agrees to file a registration statement as soon as practicable upon receipt of a request from MacMines to register the resale of certain registrable securities under the Securities Act, subject to required notice provisions. Pubco has also agreed to provide customary “piggyback” registration rights with respect to such registrable securities and, subject to certain circumstances, to file a resale shelf registration statement to register the resale under the Securities Act of such registrable securities.

The Registration Rights Agreement also provides that Pubco will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities. The rights granted under the Registration Rights Agreement supersede any prior registration, qualification, or similar rights of the parties with respect to their MacMines securities or Pubco securities.

Redemption Rights for Public Shareholder upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our Rights. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its shares, if an initial business combination does not close. Our Insiders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our memorandum and articles of association effective at the time (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our memorandum and articles of association effective at the time would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules. If we held a shareholder vote to approve our initial business combination, we will, pursuant to our Current Charter:

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

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our Insiders have agreed to vote their founder shares and Public Shares in favor of our initial business combination. As a result, for purpose of seeking shareholder approval for our initial business combination, in addition to our founder shares and Class A ordinary shares underlying the Private Placement Units (the “private shares”), we would need additional 1,096,542 Public Shares to vote in order to obtain a quorum which is, pursuant to the Current Charter, one-third of our shareholders entitled to vote at the meeting. Once a quorum is obtained, (i) assuming only a quorum is present and voted at such meeting held to vote on our initial business combination, we do not need any additional vote from Public Shareholders to approve the initial business combination, or (ii) assuming all issued and outstanding shares are present and voted, we need additional 2,697,408, or 36.0%, of the 7,500,000 Public Shares sold in the IPO to be voted in favor of a transaction (none of our officers, directors, Insiders or their affiliates has indicated any intention to purchase units in the IPO or any units or Class A ordinary shares in the open market or in private transactions (other than the private units)).  Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

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

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the IPO, as well as general market conditions, which could delay or prevent the IPO from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our Insiders have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until June 6, 2026, or such later deadline, if the Current Charter is amended to allow additional time to consummate an initial business combination, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a Public Shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	The current economic downturn may lead to increased difficulty in completing our business combination.

●	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

●	Military conflict in Ukraine or elsewhere may lead to increased and price volatility for public traded securities, which could make it difficult for us to consummate the initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-280986) filed in connection with our IPO, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 27, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares, Rights were each traded on the Nasdaq Stock Market LLC under the symbols “SPHAU,” “SPHA,” and “SPHAR,” respectively. Our units commenced public trading on December 5, 2024, and our Class A ordinary shares and Rights commenced separate public trading on January 27, 2025. On March 12, 2025, the symbols for our units, ordinary shares and Rights changed from “SPHAU”, “SPHA”, “SPHAR”, in each case to “AIFEU”, “AIFE”, and “AIFER,” which in turn changed in each case to “PGACU”, “PGAC”, and “PGACR”, on August 8, 2025, all of which continue to be traded on the Nasdaq Stock Market LLC

Holders

On December 31, 2025, there were 2 holders of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Rights, and 6 holders of record of our Class B ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

Founder Shares Sales and Transfer

On June 14, 2024, our CEO, Mr. William W. Snyder, our CFO, Ms. Jia Peng, and Aitefund Sponsor LLC (the “Sponsor”) of our IPO (as defined below), Aitefund Sponsor LLC, acquired an aggregate of 1,725,000 Class B ordinary shares, par value of $0.0001 each (the “founder shares”), for an aggregate purchase price of $25,000. On July 9, 2024, an additional 431,250 founder shares were issued, at par value, to the Sponsor, for the purchase price of $43, resulting that the Sponsor to hold 1,996,250 founder shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

References to the “Company”, “us”, “our”, or “we” refer to Pantages Capital Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

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

Overview

Pantages Capital Acquisition Corporation (the “Company”, formerly known as “Shepherd Ave Capital Acquisition Corporation” and “Aifeex Nexus Acquisition Corporation”) is a blank check company incorporated in the Cayman Islands on May 31, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities (the “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below), Private Placement (as defined below), and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Our Initial Public Offering

On December 6, 2024, the Company consummated its initial public offering (the “IPO”) of 8,625,000 units (the “Public Units”), including 1,125,000 additional Units granted to the underwriters to cover over-allotments, if any (the “over-allotment option”). Public Unit consisting of one Class A ordinary share (the “Class A Ordinary Shares”) of the Company, par value $0.0001 per share Public Shares, and one right (the “Rights”) of the Company, each right entitling the holder to receive one-fifth of one Class A Ordinary Share for (the “Public Rights”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,250,000.

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

Promptly following the approval, the Company filed a Second Amended and Restated Memorandum and Articles of Association (the “Second Amended Charter”) with the Cayman Islands Companies Register to effect the Name Change. In connection with the First Name Change, the Company’s ticker symbols for its units, ordinary shares and Rights changed from “SPHAU”, “SPHA”, “SPHAR”, in each case to “AIFEU”, “AIFE”, and “AIFER”, and commenced trading under the new symbols on March 12, 2025.

On August 6, 2025, the Company held a second extraordinary general meeting (the “Second Shareholder Meeting”).

At the Second Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s Second Amended Charter to change the Company’s name from “Aifeex Nexus Acquisition Corporation” to “Pantages Capital Acquisition Corporation” (the “Second Name Change”).

Promptly following the approval, the Company filed a Third Amended and Restated Memorandum and Articles of Association (the “Current Charter”) with the Cayman Islands Companies Register to effect the Second Name Change. In connection with the Second Name Change, the Company’s ticker symbols for its units, ordinary shares and Rights changed from “AIFEU”, “AIFE” “AIFER”, in each case to “PGACU”, “PGAC”, and “PGACR”, and commenced trading under the new symbols on August 8, 2025.

Business Combination with MacMines

On November 18, 2025, the Company entered into a Business Combination Agreement by and among (i) the Company, (ii) MacMines Austasia Pty Ltd, an Australian proprietary company limited by shares (the “MacMines”), (iii) HORIZON MINING LIMITED, a Cayman Islands exempted company (“Pubco”), (iv) HORIZON MERGER 1 LIMITED, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”); (v) Horizon Mining SPV Pty Ltd, an Australian proprietary company limited by shares and a wholly owned subsidiary of MacMines (“Tenement SPV”); and (vi) Jincheng Yao, an individual (“Seller Representative”) (the “Merger Agreement”).

Reorganization

Pursuant to the Merger Agreement, prior to the Closing (as defined below), MacMines and its affiliates shall consummate a series of reorganization transactions, including: (i) MacMines and Pubco will enter into a Share Sale Agreement for the sale by MacMines of all of the issued share capital in Tenement SPV to Pubco in exchange for the issue of Pubco ordinary shares to MacMines (the “Share Sale Agreement”), and (ii) MacMines and Tenement SPV will enter into an Asset Sale Agreement for the sale by MacMines to Tenement SPV of the application for Mining Lease 700074 as lodged with the Queensland Government, Australia, on or about November 16, 2022 (the “MLA”) and documents and information relating exclusively and specifically to the MLA (the “Asset Sale Agreement”) (together with all other agreements, deeds, instruments or documents as may be necessary or appropriate to give effect to the Share Sale Agreement or Asset Sale Agreement as contemplated by those agreements, the “Reorganization Documents”) to implement and effect the transactions contemplated therein in a form reasonably agreed between the parties to the Merger Agreement.

Upon the terms and subject to satisfaction of the conditions set forth in the Reorganization Documents, the following transactions (collectively, “Reorganization”) shall take place at a date and time agreed by the parties thereto:

(x) Pubco will issue 18,000,000 Pubco ordinary shares (the “Reorganization Shares”) to MacMines in exchange for the transfer of all the issued and outstanding share capital of Tenement SPV held by MacMines to Pubco;

(y) MacMines will assign, transfer, convey and sale to Tenement SPV, and Tenement SPV will acquire and receive from MacMines, all the assets, including the MLA. As a result of the Reorganization, Tenement SPV shall become the wholly-owned subsidiary of Pubco, and Pubco shall become the majority-owned subsidiary of MacMines.

Merger

After the consummation of the Reorganization and upon the terms and subject to satisfaction of the conditions set forth in the Merger Agreement, at a date and time agreed by the parties to the Merger Agreement (the “Closing Date”):

(x) the Merger Sub will merge with and into the Company (the “Merger”, together will all other transactions contemplated under the Merger Agreement, the “MacMines Business Combination”, with the closing of the MacMines Business Combination referred as “Closing”), with the Company surviving the Merger as a wholly owned subsidiary of Pubco and the outstanding securities of the Company and Merger Sub being converted into the right to receive shares of Pubco as follows:

●	Each issued and outstanding Unit and Private Placement Unit of the Company shall be automatically detached, and the holder thereof shall be deemed to hold one Class A ordinary share and one right of the Company.

●	Each Class A ordinary share of the Company for which a holder has exercised its right of redemption shall be surrendered and cancelled and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefor. Each of the remaining issued and outstanding Class A ordinary shares or Class B ordinary share shall be canceled and converted automatically into the right to receive one Pubco ordinary share.

●	Each issued and outstanding right of the Company shall be automatically converted into the number of Pubco ordinary shares that would have been received by the holder thereof if such right of the Company had been converted upon the consummation of a Business Combination in accordance with the Company’s IPO Prospectus and Current Charter, and the Rights into Class A ordinary shares of the Company.

●	If there are any shares of the Company that are owned by the Company as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or payment therefor, and each Merger Sub ordinary share issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share, par value $0.0001 per share, of the surviving Company.

(y) all issued and outstanding Reorganization Shares shall be automatically reclassified into Pubco ordinary shares.

No fractional shares of Pubco ordinary shares will be issued by Pubco; instead, each person who would otherwise be entitled to a fractional share shall instead be entitled to the number of Pubco ordinary shares issued to such person rounded down in the aggregate to the nearest whole Pubco ordinary share.

The foregoing Merger and conversion of securities shall occur all upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of applicable Law.

Since the Merger Agreement was executed before March 6, 2026, the 15-month anniversary of the closing of the IPO, the Company’s deadline to complete its initial business combination is extended, pursuant to the Current Charter, to June 6, 2026.

Certain Related Agreements

Seller Lock-Up Agreement

Concurrently with the execution and delivery of the Merger Agreement, the Company, MacMines, and Pubco entered into a Lock-Up Agreement (the “Seller Lock-Up Agreement”), pursuant to which 50.00% of the securities of Pubco held by MacMines (the “Restricted Securities”) will be locked-up and subject to transfer restrictions for a period of time following the closing of the MacMines Business Combination (the “Closing”), as described below, subject to certain exceptions. The lock-up period applicable to the Restricted Securities will commence from the date of Closing (the “Closing Date”) and end until the earlier of (i) the six (6) month anniversary of Closing Date, and (ii) the date on which the closing sale price of the Pubco ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) for any twenty (20) trading days within any thirty (30) consecutive trading day period commencing after the Closing Date.

Seller Support Agreement

Concurrently with the execution of the Merger Agreement, the Company and MacMines entered into a support agreement (the “Seller Support Agreement”), pursuant to which, among other things, MacMines agreed (i) not to transfer, and (ii) to vote its Pubco ordinary shares in favor of the Merger Agreement (including by execution of written resolutions), the Merger, and the other transactions. The Seller Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of (i) the effective time of the Closing, (ii) the termination of the Merger Agreement in accordance with its terms, and (iii) the written agreement of the Company and MacMines.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, MacMines, and the Sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) not to transfer, and (ii) to vote its ordinary shares of the Company in favor of the Merger Agreement (including by execution of written resolutions), the Merger, and the other transactions. The Sponsor Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of (i) the mutual written consent of Company, MacMines, and the Sponsor, (ii) the effective time of the Closing, or (iii) the termination of the Merger Agreement in accordance with its terms.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco and MacMines will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), to be effective as of the Closing, pursuant to which Pubco agrees to file a registration statement as soon as practicable upon receipt of a request from MacMines to register the resale of certain registrable securities under the Securities Act, subject to required notice provisions. Pubco has also agreed to provide customary “piggyback” registration rights with respect to such registrable securities and, subject to certain circumstances, to file a resale shelf registration statement to register the resale under the Securities Act of such registrable securities.

The Registration Rights Agreement also provides that Pubco will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities. The rights granted under the Registration Rights Agreement supersede any prior registration, qualification, or similar rights of the parties with respect to their MacMines securities or Pubco securities.

Recent Developments

On February 26, 2026, the Sponsor has agreed to loan the Company up to $500,000 (the “Second Promissory Note”) to be used for working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 31, 2024 (inception) to December 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividend income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2025, we had a net income of $2,547,952, which consisted of interest and dividend income on cash and investments held in Trust Account of $3,565,599 and partially offset by formation and operating costs of $1,017,647.

For the period from May 31, 2024 (inception) through December 31, 2024, we had a net loss of $85,311, which consisted of formation and operating costs of $300,435 and stock-based compensation expense of $53,754, and was offset by the interest and dividend earned on cash and investments   held in Trust Account of $268,878.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

Following the closing of the IPO and sale of the Private Placement Units on December 6, 2024, a total of $86,250,000 was placed in the Trust Account, and we had $941,835 of cash held outside of the Trust Account available for the payment of accrued offering costs related to the IPO and for working capital purposes. In connection with the IPO, we incurred $2,528,729 in transaction costs, consisting of $1,078,125 underwriting fees, $862,500 of deferred underwriting fees, and $588,104 of other offering costs.

As of December 31, 2025, the Company had cash of $187,778 and a working capital deficit of $516,767.

For the year ended December 31, 2025, there was $1,058,728 of cash used in operating activities resulting from interest and dividend earned on investments held in Trust Account of $3,565,599, the decrease in accounts payable and accrued expenses of $42,911, and the decrease in due to related parties of $33,227. The changes were partially offset by net income of $2,547,952 and the decrease in prepaid expenses of $35,057.

For the period from May 31, 2024 (inception) through December 31, 2024, there was $140,144 of cash used in operating activities resulting from the net loss of $85,311, the interest and dividend earned on investments held in Trust Account of $268,878, and the increase of prepaid expenses of $112,434. The changes were partially offset by the stock-based compensation expense of $53,754, the formation and operating cost paid by the Sponsor of $118,165, the increase in accounts payable and accrued expenses of $121,039, and the increase in due to related parties of $33,521.

For the year ended December 31, 2025, there were no investing activities.

For the period from May 31, 2024 (inception) through December 31, 2024, there was $86,250,000 of cash used in investing activities resulting from the purchase of investment held in Trust Account.

For the year ended December 31, 2025, there was $713,500 of cash provided by financing activity resulting from the proceeds from working capital loan - related party.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the Sponsor (together, the “Insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of December 31, 2025 and 2024, the Company had $713,500 and $0 borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditure required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing as well as the material weakness identified below regarding our internal controls over financial reporting, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to a material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business combination and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implement additional layers of reviews in the financial close process.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers, their ages and positions are as follows:

Name	Age	Position
William W. Snyder	57	Chief Executive Officer, Director, and Chairman
Jia Peng	48	Chief Financial Officer, and Director
Evan M. Graj	49	Independent Director
Stephen Markscheid	71	Independent Director
Wee Peng Siong	57	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

William W. Snyder, Chief Executive Officer, Chairman and Director, has served in his current roles since June 2024. He has extensive experience in corporate finance, financial advisory and business consulting. Since February 2020, Mr. Snyder has served as Managing Partner of Daedalus Analytics International, a provider of business intelligence and strategy advisory services. Before that, between February 2015 and February 2020, Mr. Snyder served as Managing Director, Transaction Advisory Services (TAS), at Ernst & Young (EY). As a senior leader of EY’s TAS practices, Mr. Snyder led diverse, cross-functional teams on a variety of complex financial advisory engagements and served as relationship leader for major defense, technology, and government clients in the U.S. East Coast. Prior to joining EY, Mr. Snyder served as Managing Director, Valuation Advisory Services, at Alvarez & Marshall, from August 2013 to October 2014, where he was responsible for setting up and growing the Washington, D.C. based financial valuation practice for the management consulting firm. Earlier in his career, Mr. Snyder served as a Managing Director at Duff & Phelps’ Shanghai office, serving as the country leader for the global investment management and advisory firm’s China practice for five years between 2008 to 2013. In this role, Mr. Snyder oversaw the firm’s China practices from Beijing, Shanghai and Hong Kong, and led a variety of advisory engagements for China-related cross-border M&A, joint venture, and cross-border technology acquisition & licensing matters. Mr. Snyder holds a Bachelor’s Degree in Electrical Engineering and Biomedical Engineering from the University of Southern California, a Master’s Degree in Science, Technology & International Affairs from George Washington University, and a Master’s Degree in Economics from Georgetown University. Mr. Snyder is a member of the National Association of Corporate Directors (NACD). Mr. Snyder is a director nominee of ChampionsGate Acquisition Corporation (Nasdaq: CHPG), a SPAC in search of a target for business combination.

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

Evan M. Graj, Director, has served in his current role since December 2024. He is an experienced entrepreneur, investor and operator in the technology and digital retail spaces. Currently, Mr. Graj serves as CEO of Fusion AI Inc., a U.S. startup company he founded in September 2023 to deliver AI-powered marketing solutions. He has also served as the CFO and director of ChampionsGate Acquisition Corporation (Nasdaq: CHPG), a SPAC in search of of a target for business combination, since May 2024. Before founding Fusion AI, Mr. Graj has accumulated for more than a decade of experience in the e-commerce space. From July 2022 to August 2023, he served as Chief Strategy Officer of DFI Retail Group (LSE: DFIB), a major Southeast and East Asia retailer; from January 2020 to April 2022, he served as Executive Vice President of NTUC Enterprise Co-operative Limited, the holding company for a group of social enterprises supported by the National Trade Union Congress (NTUC), one of Singapore’s largest trade unions; from September 2018 to November 2019, he served as Australia country manager for Amazon Prime, the paid membership program for the global e-commerce giant, Amazon (Nasdaq: AMZN); from February 2017 to May 2018, he served as Executive Vice President and Regional Head of Express, Lazada Group, one of Southeast Asia’s largest e-commerce websites; from July 2016 to February 2017, Mr. Graj served as General Manager, UberEATs Singapore, the food delivery service arm of Uber (NYSE: UBER). In addition to his extensive experience in retail and e-commerce, Mr. Graj has extensive experience as an entrepreneur, investor and startup founder. Before founding Fusion AI, he founded and served as the CEO of Apricot Delivery, a Thailand e-commerce delivery service, in 2021 to 2022, and founded and served as the CEO of Dine In, a London-based restaurant delivery start-up, between 2010 and 2015. Earlier in his career, after founding and managing several internet businesses in the late 1990s, Mr. Graj spent for almost a decade in the financial industry, leading several algorithm trading practices at several London-based investment banks and asset managers, including Bear Stearns, Newedge Group and Knight Capital. Mr. Graj holds a Bachelor’s Degree in Chemistry from the Massachusetts Institute of Technology and a Master’s Degree in chemical Physics from Columbia University. We believe that Mr. Graj’s experience as an experienced entrepreneur, investor and operator in technology companies makes him well suited to serve as a member of our board of directors.

Stephen Markscheid, Director, has served in his current role since December 2024. He is an experienced public company director and advisor. Since 2019, he has served as the Managing Partner of Aerion Capital, a boutique investment firm. Mr. Markscheid has also served as an independent director of Four Leaf Acquisition Corp. (Nasdaq: FORL) since July 2022, as an independent director of Charlton Aria Acquisition Corp. (Nasdaq: CHAR) since October 2024, as independent director of Four Leaf Acquisition Corp. since March 2023, and as independent director of Starry Sea Acquisition Corporation (Nasdaq: SSEA) since August 2025, four SPACs currently in search of a target for business combination. Mr. Markscheid has also served as Chief Financial Officer of Future Money Acquisition Corporation, a SPAC seeking Nasdaq listing, since December 2025.In addition, most recently, he has served as a director for Monterey Capital Acquisition Corp. from December 2021 until its business combination with ConnectM Technology Solutions, Inc. in July 2024. Mr. Markscheid has continued to serve as the director of the post-combination entity, ConnectM Technology Solutions, Inc., a clean energy solutions provider, since July 2024. He has also served as a director of Tristar Acquisition I Corp. from August 2023 until its business combination with Helport Limited in August 2024, at which point he resigned as director of the company. In addition, he also has extensive experience as a board member for several operating companies, including as a director for JinkoSolar Holding Co., Ltd. (NYSE: JKS), an international solar module manufacturer, since 2009; Kingwisoft Technology Group Co. Ltd. (HKX: 8295), a Hong Kong investment holding company, from 2016 to August 2014; Richtech Robotics Inc. (Nasdaq: RR), a Nevada based robotics solutions company, since November 2023; QMIS TBS Capital Group Corp., a Malaysian financial advisory firm, from February to April 2024; Cenntro Inc. (Nasdaq: CENN), a New Jersey based electronic commercial vehicle developer, from November 2023 to April 2024; Fanhua, Inc. (Nasdaq: FANH), a China based financial service firm, from 2007 to 2024; Akso Health Group (Nasdaq: AHG), a Chinese e-commerce platform, from 2017 to 2022; UGE International (XTSX:UGE), a solar installation company, from August 2021 to July 2023. In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Beijing HyperStrong Technology Co. Ltd., Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as a trustee emeritus of Princeton-in-Asia and Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian.

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

Management’s Prior Experience in SPACs

Our Chairman, CEO and director, Mr. Snyder, is the director nominee of ChampionsGate Acquisition Corporation ( “CHPG”), a Cayman Islands SPAC listed on the Nasdaq Global Market currently in search of a target for business combination. In addition, one of our directors, Mr. Graj, is the CFO and director of CHPG.

Another one of our directors, Mr. Markscheid, served as a director for Monterey Capital Acquisition Corp. from December 2021 until its business combination with ConnectM Technology Solutions, Inc. in July 2024. Mr. Markscheid has continued to serve as the director of the post-combination entity, ConnectM Technology Solutions, Inc., a clean energy solutions provider, since July 2024. He also served as a director of Tristar Acquisition I Corp. from August 2023 until its business combination with Helport Limited in August 2024, at which point he resigned as a director of the company. Mr. Markscheid has also served as an independent director of Four Leaf Acquisition Corp. (Nasdaq: FORL) since July 2022, as an independent director of Charlton Aria Acquisition Corp. (Nasdaq: CHAR) since October 2024, as independent director of Four Leaf Acquisition Corp. since March 2023, and as independent director of Starry Sea Acquisition Corporation (Nasdaq: SSEA) since August 2025, four SPACs currently in search of a target for business combination. Mr. Markscheid has also served as Chief Financial Officer of Future Money Acquisition Corporation, a SPAC seeking Nasdaq listing, since December 2025.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Current Charter as it deems appropriate. Our Current Charter provides that the board of directors may appoint such officers as they consider necessary on such terms, at such remuneration and to perform such duties, and subject to such provisions as to disqualification and removal as the board of directors may think fit.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

We entered into an offer letter dated June 14, 2024, with our Chairman, CEO, and Director, Mr. Snyder, pursuant to which, that Mr. Snyder shall receive a monthly cash compensation of $7,500 among from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter. We have also offered to and our CFO and Director, Ms. Peng, has accepted an offer letter, dated June 6, 2024, which provides that Ms. Peng shall receive a monthly cash compensation of $5,000 among from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that she vacates his positions or she is removed or disqualified from her positions pursuant to the Company’s Current Charter. As of December 31, 2025 and December 31, 2024, Mr. Snyder has received $138,750 and $30,000 in compensation, respectively, and Ms. Peng has received $94,000 and $20,000 in compensation, respectively.

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

	Ordinary Shares (Class A and Class B combined)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage
Directors and Officers
William W. Snyder	100,000	(2)	*
Jia Peng	60,000	(2)	*
Stephen Markscheid	20,000	(3)	*
Evan M. Graj	20,000	(3)	*
Wee Peng Siong	20,000	(3)	*
All officers and directors as a group (5 individuals)	220,000		2.0%
Principal shareholders (5%+)
Aitefund Sponsor LLC (our Sponsor)	2,180,500	(4)	19.8%
Carmelo Caschetto	2,180,500	(4)	19.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Pantages Capital Acquisition Corporation, at 221 W 9th St #859, Wilmington, DE 19801.

(2)	On June 14, 2024, our CEO, Mr. William W. Snyder, acquired 100,000 founder shares for a purchase price of $1,449 or approximately $0.014 per share, and our CFO, Ms. Jia Peng, acquired 60,000 founder shares for a purchase price of $870, or approximately $0.014 per share.

(3)	On December 4, 2024, our Sponsor entered into a securities transfer agreement pursuant to which the Sponsor agrees to transfer 20,000 founder shares to each of our independent directors.

(4)	Mr. Carmelo Caschetto is the sole member and sole manager of Aitefund Sponsor LLC, our Sponsor, which entitles him to have voting, dispositive or investment powers over the Sponsor. Thus, he is deemed to have beneficial ownership of the shares held by the Sponsor.

As of the date hereof, our Insiders beneficially owned approximately 20% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our memorandum and articles of association effective at the time and approval of significant corporate transactions including our initial business combination.

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

Working Capital Note

In order to meet our working capital needs following the consummation of the IPO or to extend our life, our Insiders and their respective affiliates/designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes, or the “working capital notes,” may be converted upon consummation of our initial business combination into working capital units at a price of $10.00 per unit, or the “Working Capital Units.” In addition, our Insiders or their affiliates or designees may loan us funds in support of our potential extension to allow additional time for us to complete an initial business combination which will be evidenced in extension convertible notes, or the “extension notes,” to be repaid in cash or $10.00 per unit, or the “Extension Units,” at the closing of our initial business combination. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Working Capital Units would be identical to the Private Placement Units sold in the Private Placement. The terms of such loans by our Sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Insiders or an affiliate of our Insiders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account, but if we do, we will request such lender to provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

On June 14, 2024, our Sponsor had agreed to loan us an aggregate of up to $500,000 to be used to pay formation expenses and a portion of the expenses of the IPO. Immediately before the IPO, we had borrowed $295,019 under the loan. The loan was payable without interest on the earlier of (i) December 31, 2024 and (ii) date on which we consummate our initial public offering. We intended to repay this loan from the proceeds of the IPO not being placed in the Trust Account. If we determined not to proceed with the IPO, such amounts would not be repaid. The loan was repaid in full on December 6, 2024, from the proceeds of the IPO not being placed in the Trust Account.

On July 18, 2025, the Company has issued a promissory note (the “Working Capital Note”) to the Sponsor for up to $500,000, to be used for a portion of the Company’s working capital. As of December 31, 2025, an aggregate of $713,500 of working capital loans   have been provided by the Sponsor under the Working Capital Note, and it is expected that further working capital loans may be provided by the Sponsor under the Working Capital Note before the closing of the Business Combination.

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

Item 14. Principal Accountant Fees and Services.

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey, LLP for the period from inception to December 31, 2024 and for the year ended December 31, 2025.

MaloneBailey, LLP

	2025	2024
Audit and Audit-Related Fees	103,000	$145,000
Tax Fees	-	-
All Other Fees	-	-

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

Item 16. Form 10-K Summary.

Not applicable.

PANTAGES CAPITAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pantages Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pantages Capital Acquisition Corporation (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from May 31, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from May 31, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company expects to incur significant cost in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Houston, Texas

March 5, 2026

PANTAGES CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$187,778	$533,006
Prepaid expenses	87,377	122,434
Total Current Assets	275,155	655,440

Cash and Investments held in Trust Account	90,084,477	86,518,878
Total Assets	$90,359,632	$87,174,318

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$78,128	$121,039
Due to related parties	294	33,521
Working capital loan - related party	713,500	-
Total Current Liabilities	791,922	154,560

Deferred underwriting commission payable	862,500	862,500
Total Liabilities	1,654,422	1,017,060

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,625,000 shares at conversion value of $10.44 and $10.03 per share as of December 31, 2025 and 2024, respectively	90,084,477	86,518,878

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 244,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	24	24
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(1,379,507)	(361,860)
Total Shareholders’ Deficit	(1,379,267)	(361,620)
Total Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit	$90,359,632	$87,174,318

The accompanying notes are an integral part of these financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For The Period From
		May 31, 2024
	For The Year Ended	(Inception) Through
	December 31, 2025	December 31, 2024
Formation and operating costs	$1,017,647	$300,435
Stock-based compensation expense	-	53,754
Loss from operations	(1,017,647)	(354,189)

Other income
Interest and dividend income on cash and investments held in Trust Account	3,565,599	268,878

Net income (loss)	$2,547,952	$(85,311)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,625,000	1,007,593
Basic and diluted income (loss) per share, Class A ordinary shares subject to possible redemption	$0.23	$(0.03)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,400,500	1,936,390
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.23	$(0.03)

The accompanying notes are an integral part of these financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 31, 2024 (Inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholders	-	-	1,725,000	173	24,827	-	25,000
Additional shares issued to Founder	-	-	431,250	43	-	-	43
Sale of private placement units	244,250	24	-	-	2,442,476	-	2,442,500
Fair value of rights included in public units	-	-	-	-	1,565,438	-	1,565,438
Stock-based compensation expense	-	-	-	-	53,754	-	53,754
Allocated value of transaction costs to rights included in public units	-	-	-	-	(57,742)	-	(57,742)
Initial measurement of carrying value to redemption value	-	-	-	-	(4,028,753)	(7,671)	(4,036,424)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(268,878)	(268,878)
Net loss	-	-	-	-	-	(85,311)	(85,311)
Balance as of December 31, 2024	244,250	24	2,156,250	216	-	(361,860)	(361,620)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(3,565,599)	(3,565,599)
Net income	-	-	-	-	-	2,547,952	2,547,952
Balance as of December 31, 2025	244,250	$24	2,156,250	$216	$-	$(1,379,507)	$(1,379,267)

The accompanying notes are an integral part of these financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For The Period From
		May 31, 2024
	For The Year Ended	(Inception) Through
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$2,547,952	$(85,311)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend earned on cash and investments held in Trust Account	(3,565,599)	(268,878)
Stock-based compensation expense	-	53,754
Formation and operating cost paid by the Sponsor	-	118,165
Changes in operating assets and liabilities:
Prepaid expenses	35,057	(112,434)
Accounts payable and accrued expenses	(42,911)	121,039
Due to related parties	(33,227)	33,521
Net Cash Used in Operating Activities	(1,058,728)	(140,144)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	-	(86,250,000)
Net Cash Used in investing Activities	-	(86,250,000)

Cash Flows from Financing Activity:
Proceeds from public offering	-	86,250,000
Proceeds from private placement	-	2,442,500
Proceeds from promissory note – related party	-	12,000
Repayment of promissory note to related party	-	(294,976)
Payment of underwriter discount	-	(1,078,125)
Payment of deferred offering costs	-	(408,249)
Proceeds from working capital loan - related party	713,500	-
Net Cash Provided by Financing Activity	713,500	86,923,150

Net Change in Cash	(345,228)	533,006

Cash, beginning of the year	533,006	-
Cash, end of the year	$187,778	$533,006

Supplemental Disclosure of Non Cash Financing Activities:
Prepaid expenses paid via promissory note - related party	$-	$10,000
Deferred offering costs paid by shareholders in exchange for issuance of Class B ordinary shares	$-	$25,000
Capital contribution through issuance of promissory notes	$-	$43
Deferred offering costs paid via promissory note - related party	$-	$154,855
Deferred underwriting commission payable	$-	$862,500
Initial measurement of carrying value to redemption value	$-	$4,036,424
Remeasurement of carrying value to redemption value	$3,565,599	$268,878

The accompanying notes are an integral part of these financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

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

As of December 31, 2025, the Company had not commenced any operations. For the period from May 31, 2024 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities, activities related to the initial public offering (“IPO”, see Note 3) and business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (“Private Placement”, see Note 4).

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

Transaction costs amounted to $2,528,729, consisting of $1,078,125 of underwriting commissions which was paid in cash at the closing date of the IPO, $862,500 of deferred underwriting commissions, and $588,104 of other offering costs. At the IPO date, cash of $941,835 was held outside of the Trust Account (as defined below) and was available for the payment of accrued offering costs and for working capital purposes.

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

The Company will have until March 6, 2026 (or 15 months from the consummation of the IPO) to consummate the initial business combination, or up to June 6, 2026 (or 18 months from the consummation of the IPO) if it has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination before March 6, 2026. Since the Merger Agreement (as defined below) was executed before March 6, 2026, the 15-month anniversary of the closing of the IPO, the Company’s deadline to complete its initial business combination is extended to June 6, 2026. The applicable deadline to consummate the initial business combination of June 6, 2026, is referred as the “Combination Deadline”.

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

If the Company does not complete its initial business combination by the Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest generated from the funds held in the Trust Account to pay dissolution expenses) divided by the number of the then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. time). The Sponsor and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, Class A ordinary shares underlying the Private Placement Units (the “Private Placement Shares”), and any Public Shares held by them in connection with the completion of the initial business combination and to waive their redemption rights with respect to their founder shares, Private Placement Shares, and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company does not complete its initial business combination within 15 months from the closing of the IPO (or up to 18 months, if extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, it cannot be assured that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Business Combination Agreement

On November 18, 2025, the Company entered into a Business Combination Agreement by and among (i) the Company, (ii) MacMines Austasia Pty Ltd, an Australian proprietary company limited by shares (the “MacMines”), (iii) HORIZON MINING LIMITED, a Cayman Islands exempted company (“Pubco”), (iv) HORIZON MERGER 1 LIMITED, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”); (v) Horizon Mining SPV Pty Ltd, an Australian proprietary company limited by shares and a wholly owned subsidiary of MacMines (“Tenement SPV”); and (vi) Jincheng Yao, an individual (“Seller Representative”) (the “Merger Agreement”).

Reorganization

Pursuant to the Merger Agreement, prior to the Closing (as defined below), MacMines and its affiliates shall consummate a series of reorganization transactions, including: (i) MacMines and Pubco will enter into a Share Sale Agreement for the sale by MacMines of all of the issued share capital in Tenement SPV to Pubco in exchange for the issue of Pubco ordinary shares to MacMines (the “Share Sale Agreement”), and (ii) MacMines and Tenement SPV will enter into an Asset Sale Agreement for the sale by MacMines to Tenement SPV of the application for Mining Lease 700074 as lodged with the Queensland Government, Australia, on or about November 16, 2022 (the “MLA”) and documents and information relating exclusively and specifically to the MLA (the “Asset Sale Agreement”) (together with all other agreements, deeds, instruments or documents as may be necessary or appropriate to give effect to the Share Sale Agreement or Asset Sale Agreement as contemplated by those agreements, the “Reorganization Documents”) to implement and effect the transactions contemplated therein in a form reasonably agreed between the parties to the Merger Agreement.

Upon the terms and subject to satisfaction of the conditions set forth in the Reorganization Documents, the following transactions (collectively, “Reorganization”) shall take place at a date and time agreed by the parties thereto:

(x)	Pubco will issue 18,000,000 Pubco ordinary shares (the “Reorganization Shares”) to MacMines in exchange for the transfer of all the issued and outstanding share capital of Tenement SPV held by MacMines to Pubco;

(y)	MacMines will assign, transfer, convey and sale to Tenement SPV, and Tenement SPV will acquire and receive from MacMines, all the assets, including the MLA. As a result of the Reorganization, Tenement SPV shall become the wholly-owned subsidiary of Pubco, and Pubco shall become the majority-owned subsidiary of MacMines.

Merger

After the consummation of the Reorganization and upon the terms and subject to satisfaction of the conditions set forth in the Merger Agreement, at a date and time agreed by the parties to the Merger Agreement (the “Closing Date”):

(x)	the Merger Sub will merge with and into the Company (the “Merger”, together will all other transactions contemplated under the Merger Agreement, the “MacMines Business Combination”, with the closing of the MacMines Business Combination referred as “Closing”), with the Company surviving the Merger as a wholly owned subsidiary of Pubco and the outstanding securities of the Company and Merger Sub being converted into the right to receive shares of Pubco as follows:

●	Each issued and outstanding Unit and Private Placement Unit of the Company shall be automatically detached, and the holder thereof shall be deemed to hold one Class A ordinary share and one right of the Company.

●	Each Class A ordinary share of the Company for which a holder has exercised its right of redemption shall be surrendered and cancelled and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefor. Each of the remaining issued and outstanding Class A ordinary shares or Class B ordinary share shall be canceled and converted automatically into the right to receive one Pubco ordinary share.

●	Each issued and outstanding right of the Company shall be automatically converted into the number of Pubco ordinary shares that would have been received by the holder thereof if such right of the Company had been converted upon the consummation of a Business Combination in accordance with the Company’s IPO Prospectus and Current Charter, and the rights into Class A ordinary shares of the Company.

●	If there are any shares of the Company that are owned by the Company as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or payment therefor, and each Merger Sub ordinary share issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share, par value $0.0001 per share, of the surviving Company.

(y)	all issued and outstanding Reorganization Shares shall be automatically reclassified into Pubco ordinary shares.

No fractional shares of Pubco ordinary shares will be issued by Pubco; instead, each person who would otherwise be entitled to a fractional share shall instead be entitled to the number of Pubco ordinary shares issued to such person rounded down in the aggregate to the nearest whole Pubco ordinary share.

The foregoing Merger and conversion of securities shall occur all upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of applicable Law.

Going Concern Consideration

As of December 31, 2025, the Company had $187,778 cash and a working capital deficit of $516,767. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Deadline by June 6, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $187,778 and $533,006 cash in bank as of December 31, 2025 and 2024, respectively.

Cash and Investments Held in Trust Account

As of December 31, 2025 and 2024, the Company had $90,084,477 and $86,518,878 in Cash and investments held in Trust Account, which are invested in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of December 31, 2025 and 2024, $0 and $283,006, respectively, were over the FDIC limit. The Company has not experienced losses on these accounts.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value. For the year ended December 31, 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

	For The Year Ended		For The Period From May 31, 2024 (Inception) Through
	December 31, 2025		December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$1,993,205	$554,747	$(29,198)	$(56,113)
Denominators:
Basic and diluted weighted average shares outstanding	8,625,000	2,400,500	1,007,593	1,936,390
Basic and diluted net income (loss) per ordinary share	$0.23	$0.23	$(0.03)	$(0.03)

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

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$90,084,477	$90,084,477	$-	$-
Total	$90,084,477	$90,084,477	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$86,518,878	$86,518,878	$-	$-
Total	$86,518,878	$86,518,878	$-	$-

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,625,000 Class A ordinary shares sold as part of the Public Units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary
shares subject to
possible redemption
Balance as of May 31, 2024 (Inception)	$-
Gross Proceeds	86,250,000
Proceeds allocated to Public Rights	(1,565,438)
Class A ordinary shares issuance cost	(2,470,987)
Initial measurement of carrying value to redemption value	4,036,425
Remeasurement of carrying value to redemption value	268,878
Balance as of December 31, 2024	$86,518,878
Remeasurement of carrying value to redemption value	3,565,599
Balance as of December 31, 2025	$90,084,477

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Private Placement shares are identical to the Class A ordinary shares included in the Units being sold in the IPO. However, the Company’s Insiders have agreed, pursuant to written letter agreements with the Company, (A) to vote their founder shares and Private Placement shares (as well as any Public Shares acquired in or after the IPO) in favor of any proposed initial business combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association effective at the time that would stop our Public Shareholders from redeeming their shares for cash or selling their shares to us in connection with an initial business combination or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial business combination by the Combination Deadline unless we provide Public Shareholders with the opportunity to redeem their Public Shares to receive cash from the Trust Account in connection with any such vote (regardless how such shareholders vote for such amendment), (C) not to redeem any founder shares and Private Placement Shares (as well as any other shares acquired in or after the IPO) for cash from the Trust Account in connection with a shareholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our memorandum and articles of association effective at the time relating to shareholders’ rights or pre-initial business combination activity and (D) that the founder shares and Private Placement Shares shall not participate in any liquidating distribution upon winding up if an initial business combination is not consummated.

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

Promissory Note — Related Party

On June 14, 2024, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. Immediately before the IPO, the Company had an outstanding loan balance of $295,019 and the balance was repaid. There is no balance as of December 31, 2025 and 2024. Following the completion of the IPO, the Promissory Note was no longer available and replaced with the Working Capital Loans (as defined below)

Working Capital Loans — Related Party

In addition, in order to meet the Company’s working capital needs following the consummation of the initial public offering if the funds not held in the Trust Account are insufficient, or to extend its life, its Insiders or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (“Working Capital Loans”) may be converted upon consummation of the Company’s initial business combination into Working Capital Units at a price of $10.00 per Unit. If the Company do not complete an initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

As of December 31, 2025 and 2024, the Company had $713,500 and $0 borrowings under the Working Capital Loans, respectively.

Due to Related Parties

On June 6, 2024, the Company appointed Jia Peng as Chief Financial Officer, in addition to the current position as a member of the board of the directors. During the Term as Chief Financial Officer and a member of board of directors of the Company, Jia Peng will receive cash compensation in the amount of $5,000, payable each month.

As of December 31, 2025 and 2024, the Company had accrued compensation expense of $0 and $14,300 for Jia Peng, respectively.

On June 14, 2024, the Company appointed William Snyder as Chairman and Chief Executive Officer, in addition to the current position as a member of the board of the directors. During the Term as Chairman and Chief Executive Officer and a member of board of directors of the Company, William Snyder will receive cash compensation in the amount of $7,500, payable each month. In addition, William Snyder also paid office expenses on behalf of the Company.

As of December 31, 2025 and 2024, the Company had accrued compensation expenses for William Snyder of $0 and $18,750, respectively, and had accrued expenses for William Snyder of $294 and $0, respectively.

Evan Graj, a Director of the Company, paid office expenses on behalf of the Company.

As of December 31, 2025 and 2024, the Company had accrued expenses for Evan Graj of $0 and $470, respectively. For the years ended December 31, 2025 and 2024, Evan paid $578 and $1,754, respectively, on behalf of the Company for office and travel expenses.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

As of December 31, 2025 and 2024, deferred underwriting discounts and commissions amounted to $862,500 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of December 31, 2025 and 2024, there were 244,250 shares of Class A ordinary share issued or outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On June 14, 2024, the Company issued an aggregate of 1,725,000 founder shares to the Sponsor and executives for an aggregate purchase price of $25,000. On July 9, 2024, the Company issued additional 431,250 Class B ordinary shares to the Sponsor for $43. In total, an aggregate 2,156,250 Class B ordinary shares were issued to the Sponsor and executives, at a per-share price of approximately $0.012 per share. The Company’s Insiders will collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO. As of December 31, 2025 and 2024, there were 2,156,250 shares of Class B ordinary share issued or outstanding.

Rights

As of December 31, 2025 and 2024, there were 8,625,000 Public Rights included the public Units outstanding and 244,250 Private Placement Rights included in the Private Placement Units outstanding. Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-fifth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-fifth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold Rights in multiples of five in order to receive shares for all of your Class A ordinary shares underlying the Rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeem the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the Rights.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, which include the following:

		For the Period From May 31, 2024
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2025	2024
Professional fees incurred in connection with potential business combination	$(318,514)	$-
Other formation and operating costs	(699,133)	(354,189)
Interest and dividend income on cash and investments held in Trust Account	3,565,599	268,878
Net income (loss)	$2,547,952	$(85,311)

The key measures of segment profit or loss reviewed by our CODM are interest and dividend income on cash and investments held in Trust Account and formation and operating costs. The CODM reviews interest and dividend income on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash and investments with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional fees incurred in connection with potential business combination, which are a significant segment expense, and include legal fees and advisory fees, as these represent significant costs affecting the Company’s consummation of potential business combination. Other formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination within the initial business Combination Deadline. The CODM also reviews other formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 — Subsequent Events

On February 26, 2026, the Sponsor has agreed to loan the Company up to $500,000 (the “Second Promissory Note”) to be used for working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Other than the foregoing, the Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit	Description

1.1	Underwriting Agreement, dated December 4, 2024, by and between the Registrant and the Representative. (1)
2.1	Business Combination Agreement, dated November 18, 2025, by and among the Registrant, MacMines Austasia Pty Ltd., Horizon Mining Limited, Horizon Merger 1 Limited, Horizon Mining SPV Pty ltd and Jincheng Yao. (4)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and restated memorandum and articles of association. (2)
3.3	Second Amended and restated memorandum and articles of association. (3)
3.4*	Fourth Amended and restated memorandum and articles of association.
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated December 4, 2024, between the Registrant and Vstock, as rights agent. (1)
4.5	Description of Securities. (3)
10.1	Promissory Note, issued by the Registrant to the Sponsor, dated as of June 14, 2024. (2)
10.2	PIPE Unit Subscription Agreement dated December 4, 2024, between the Registrant and the Sponsor. (1)
10.3	Securities Transfer Agreement, dated December 4, 2024, between the Registrant, the Sponsor, and certain directors of the Company(1)
10.4	Investment Management Trust Agreement, dated December 4, 2024, between the Registrant and Wilmington Trust, N.A., as trustee. (1)
10.5	Registration Rights Agreement, dated December 4, 2024, between the Registrant, the Sponsor, and the Representative. (1)
10.6	Letter Agreement, dated December 4, 2024, among the Registrant, the Sponsor, and officers and directors of the Company. (1)
10.7	Indemnity Agreement, dated December 4, 2024, between the Registrant and the officers and directors of the Registrant. (1)
10.8	Subscription Agreement by and among the Registrant and the CEO, dated as of June 14, 2024, for the founder shares. (2)
10.9	Subscription Agreement by and among the Registrant and the CFO, dated as of June 14, 2024, for the founder shares. (2)
10.10	Subscription Agreement by and among the Registrant and the Sponsor, dated as of June 14, 2024, for the founder shares. (2)
10.11	Offer Letter, between the Registrant and the CEO and Chairman, dated as of June 14, 2024. (2)
10.12	Offer Letter, between the Registrant and the CFO, dated as of June 14, 2024. (2)
10.13	Seller Lock-Up Agreement, dated November 18, 2025, by and among the Registrant, Horizon Mining Limited, Jincheng Yao, and MacMines Austasia Pty Ltd. (4)
10.14	Seller Support Agreement, dated November 18, 2025, by and between the Registrant and MacMines Austasia Pty Ltd. (4)
10.15	Sponsor Support Agreement, dated November 18, 2025, by and among the Registrant, MacMines Austasia Pty Ltd and Aitefund Sponsor LLC. (4)
14.1	Code of Ethics (2)
19.1	Insider Trading Policy. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of the Registrant. (3)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Pantages Capital Acquisition Corporation agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 9, 2024 (File No. 001-42425).

(2)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on July 24, 2024 (File No. 333-280986).

(3)	Filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on March 27, 2025 (File No. 001-42425).

(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 24, 2025 (File No. 001-42425).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2026	PANTAGES CAPITAL ACQUISITION CORPORATION

By:	/s/ William W. Snyder
	Name:	William W. Snyder
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ William W. Snyder	Chairman of the Board of Directors and Chief Executive Officer	March 6, 2026
William W. Snyder	(Principal Executive Officer)

/s/ Jia Peng	Director and Chief Financial Officer	March 6, 2026
Jia Peng	(Principal Financial and Accounting Officer)

/s/ Stephen Markscheid	Director	March 6, 2026
Stephen Markscheid

/s/ Evan M. Graj	Director	March 6, 2026
Evan M. Graj

/s/ Wee Peng Siong	Director	March 6, 2026
Wee Peng Siong