Form 10-K/A
period 2025-12-31
PANTAGES CAPITAL ACQUISITION Corp
filed 2026-04-29
CIK 2030829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pantages Capital Acquisition Corporation (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K  (this “Amendment”) to amend its Annual Report on Form 10-K  for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (the “Original Filing”). This Amendment is being filed solely for the purpose of revising the certifications filed as Exhibits 31.1 and 31.2 of the Original Filing (“Section 302 Certifications”) to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Filing. This Amendment speaks as of the filing date of the Original Filing, does not reflect any information or events subsequent to the Original Filing and does not modify or update in any way disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings made with the SEC subsequent to the Original Filing.

Item 15. Exhibit and Financial Statement Schedules.

No financial statements or schedules are filed with this Amendment to the Company’s Annual Report on Form 10-K.

The following exhibits are filed with this Amendment.

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2026	PANTAGES CAPITAL ACQUISITION CORPORATION

By:	/s/ William W. Snyder
	Name:	William W. Snyder
	Title:	Chief Executive Officer

2