Form 10-Q
period 2026-03-31
PANTAGES CAPITAL ACQUISITION Corp
filed 2026-05-20
CIK 2030829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, there were 8,869,250 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,156,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Pantages Capital Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANTAGES CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$89,063	$187,778
Prepaid expenses	86,207	87,377
Total Current Assets	175,270	275,155

Cash and investments held in Trust Account	90,870,786	90,084,477
Total Assets	$91,046,056	$90,359,632

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$260,808	$78,128
Due to related parties	631	294
Working capital loan - related party	863,500	713,500
Total Current Liabilities	1,124,939	791,922

Deferred underwriting commission payable	862,500	862,500
Total Liabilities	1,987,439	1,654,422

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,625,000 shares at conversion value of $10.54 and $10.44 per share as of March 31, 2026 and December 31, 2025, respectively	90,870,786	90,084,477

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 244,250 shares issued and outstanding
(excluding 8,625,000 shares subject to possible redemption)	24	24
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(1,812,409)	(1,379,507)
Total Shareholders’ Deficit	(1,812,169)	(1,379,267)
Total Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholder’s Deficit	$91,046,056	$90,359,632

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Formation and operating costs	$432,902	$215,749
Loss from operations	(432,902)	(215,749)

Other income
Interest and dividend income on cash and investments held in Trust Account	786,309	896,603

Net income	$353,407	$680,854

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,625,000	8,625,000
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.06
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,400,500	2,400,500
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.03	$0.06

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	244,250	$24	2,156,250	$216	$-	$(1,379,507)	$(1,379,267)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(786,309)	(786,309)
Net income	-	-	-	-	-	353,407	353,407
Balance as of March 31, 2026	244,250	$24	2,156,250	$216	$-	$(1,812,409)	$(1,812,169)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	244,250	$24	2,156,250	$216	$-	$(361,860)	$(361,620)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(896,603)	(896,603)
Net income	-	-	-	-	-	680,854	680,854
Balance as of March 31, 2025	244,250	$24	2,156,250	$216	$-	$(577,609)	$(577,369)

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income	$353,407	$680,854
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend earned on cash and investments held in Trust Account	(786,309)	(896,603)
Changes in operating assets and liabilities:
Prepaid expenses	1,170	(44,631)
Accounts payable and accrued expenses	182,680	930
Due to related parties	337	(84)
Net Cash Used in Operating Activities	(248,715)	(259,534)

Cash Flows from Financing Activity:
Proceeds from working capital loan - related party	150,000	-
Net Cash Provided by Financing Activity	150,000	-

Net Change in Cash	(98,715)	(259,534)

Cash, beginning of the period	187,778	533,006
Cash, end of the period	$89,063	$273,472

Supplemental Disclosure of Non Cash Financing Activities:
Remeasurement of carrying value to redemption value	$786,309	$896,603

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

As of March 31, 2026, the Company had not commenced any operations. For the period from May 31, 2024 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities, activities related to the initial public offering (“IPO”, see Note 3) and business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (“Private Placement”, see Note 4).

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

On April 14, 2026, the Company entered into Amendment No. 1 to the Merger Agreement (the “Amendment”).

Pursuant to the Amendment, all parties agreed to remove, as a condition to each party’s obligation to consummate the business combination, that the Company has net tangible assets of at least $5,000,001 after giving effect to the redemption and any PIPE Investment (as defined in the Meger Agreement) that was funded prior to or at closing.

Going Concern Consideration

As of March 31, 2026, the Company had $89,063 cash and a working capital deficit of $949,669. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Deadline by June 6, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, the military action was commenced by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions. On February 28, 2026, Israel and the United States has taken military action against Iran and Iran has been firing missiles and drones on approximately fifteen other countries. The military conflict has continued as of the date of this filing. As a result of the military actions, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $89,063 and $187,778 cash in bank as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $90,870,786 and $90,084,477 in cash and investments held in the Trust Account, which are invested in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2026 and December 31, 2025, $0 was over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the three months ended March 31, 2026, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	For The Three Months Ended		For The Three Months Ended
	March 31, 2026		March 31, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$276,462	$76,945	$532,617	$148,237
Denominators:
Basic and diluted weighted average shares outstanding	8,625,000	2,400,500	8,625,000	2,400,500
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.06	$0.06

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2026	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$90,870,786	$90,870,786	$-	$-
Total	$90,870,786	$90,870,786	$-	$-

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$90,084,477	$90,084,477	$-	$-
Total	$90,084,477	$90,084,477	$-	$-

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

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary
shares subject to
possible redemption
Balance as of December 31, 2024	$86,518,878
Remeasurement of carrying value to redemption value	3,565,599
Balance as of December 31, 2025	$90,084,477
Remeasurement of carrying value to redemption value	786,309
Balance as of March 31, 2026	$90,870,786

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Promissory Note — Related Party

On June 14, 2024, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. Immediately before the IPO, the Company had an outstanding loan balance of $295,019 and the balance was repaid. There is no balance as of March 31, 2026 and December 31, 2025. Following the completion of the IPO, the Promissory Note was no longer available and replaced with the Working Capital Loans (as defined below).

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

On July 18, 2025 and February 26, 2026, the Sponsor agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of March 31, 2026 and December 31, 2025, the Company had $863,500 and $713,500 of borrowings under the Working Capital Loans, respectively.

Due to Related Parties

On June 6, 2024, the Company appointed Jia Peng as Chief Financial Officer, in addition to the current position as a member of the board of the directors. During the Term as Chief Financial Officer and a member of board of directors of the Company, Jia Peng will receive cash compensation in the amount of $5,000, payable each month.

As of March 31, 2026 and December 31, 2025, the Company had accrued compensation expense of $0 for Jia Peng.

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

As of March 31, 2026 and December 31, 2025, the Company had accrued compensation expenses for William Snyder of $0, and had accrued expenses for William Snyder of $631 and $294, respectively.

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

As of March 31, 2026 and December 31, 2025, deferred underwriting discounts and commissions amounted to $862,500 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 244,250 shares of Class A ordinary share issued or outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On June 14, 2024, the Company issued an aggregate of 1,725,000 founder shares to the Sponsor and executives for an aggregate purchase price of $25,000. On July 9, 2024, the Company issued additional 431,250 Class B ordinary shares to the Sponsor for $43. In total, an aggregate 2,156,250 Class B ordinary shares were issued to the Sponsor and executives, at a per-share price of approximately $0.012 per share. The Company’s Insiders will collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO. As of March 31, 2026 and December 31, 2025, there were 2,156,250 shares of Class B ordinary share issued or outstanding.

Rights

As of March 31, 2026 and December 31, 2025, there were 8,625,000 Public Rights included the public Units outstanding and 244,250 Private Placement Rights included in the Private Placement Units outstanding. Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-fifth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-fifth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold Rights in multiples of five in order to receive shares for all of your Class A ordinary shares underlying the Rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeem the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the Rights.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, which include the following:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Professional fees incurred in connection with potential business combination	$(248,861)	$-
Other formation and operating costs	(184,041)	(215,749)
Interest and dividend income on cash and investments held in Trust Account	786,309	896,603
Net income (loss)	$353,407	$680,854

The key measures of segment profit or loss reviewed by our CODM are interest and dividend income on cash and investments held in the Trust Account and formation and operating costs. The CODM reviews interest and dividend income on cash and investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash and investments with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional fees incurred in connection with potential business combination, which are a significant segment expense, and include legal fees and advisory fees, as these represent significant costs affecting the Company’s consummation of potential business combination. Other formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination by the Combination Deadline. The CODM also reviews other formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Other than the event described below, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements.

On April 14, 2026, the Company entered into Amendment No. 1 to the Merger Agreement (the “Amendment”).

Pursuant to the Amendment, all parties agreed to remove, as a condition to each party’s obligation to consummate the business combination, that the Company has net tangible assets of at least $5,000,001 after giving effect to the redemption and any PIPE Investment that was funded prior to or at closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pantages Capital Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aitefund Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward- looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on December 5, 2024 (File No. 333-280986) (the “Prospectus”) and the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 14, 2026, the Company entered into Amendment No. 1 to the Merger Agreement (the “Amendment”).

Pursuant to the Amendment, all parties agreed to remove, as a condition to each party’s obligation to consummate the business combination, that the Company has net tangible assets of at least $5,000,001 after giving effect to the redemption and any PIPE Investment that was funded prior to or at closing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 31, 2024 (inception) to March 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividend income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2026, we had a net income of $353,407, which consisted of interest and dividend income on cash and investments held in the Trust Account of $786,309 and partially offset by formation and operating costs of $432,902.

For the three months ended March 31, 2025, we had a net income of 680,854 which consisted of interest and dividend income of $896,603 on cash and investments held in the Trust Account which was offset by operating costs of $215,749.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

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

On February 26, 2026, the Sponsor agreed to loan the Company up to $500,000 (the “Second Promissory Note”) to be used for working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of March 31, 2026, the Company had cash of $89,063 and a working capital deficit of $949,669.

For the three months ended March 31, 2026, there was $248,715 of cash used in operating activities resulting from interest and dividend earned on cash and investments held in the Trust Account of $786,309. The changes were partially offset by net income of $353,407, an increase in accounts payable and accrued expenses of $182,680, an increase in due to related parties of $337 and a decrease in prepaid expenses of $1,170.

For the three months ended March 31, 2025, there was $259,534 of cash used in operating activities resulting from interest and dividend earned on cash and investments held in the Trust Account of $896,603, an increase in prepaid expenses of $44,631, and a decrease in due to related parties of $84. The changes were partially offset by net income of $680,854 and an increase in accounts payable and accrued expenses of $930.

For the three months ended March 31, 2026 and 2025, there were no investing activities.

For the three months ended March 31, 2026, there was $150,000 of cash provided by financing activity resulting from the proceeds from a working capital loan from a related party.

For the three months ended March 31, 2025, there were no financing activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the Sponsor (together, the “Insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of March 31, 2026 and December 31, 2025, the Company had $863,500 and $713,500 of borrowings under the Working Capital Loans, respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. We did not identify any critical accounting estimates.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We’re currently evaluating the impact of adopting ASU 2024-03.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Pantages Capital Acquisition Corporation

Date: May 20, 2026	By:	/s/ William W. Snyder
William W. Snyder
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Jia Peng
Jia Peng
Chief Financial Officer (Principal Financial Officer)