Form 10-Q
period 2026-06-30
PANTAGES CAPITAL ACQUISITION Corp
filed 2026-08-14
CIK 2030829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 2,980,156 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,156,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Pantages Capital Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANTAGES CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$352	$187,778
Prepaid expenses	71,018	87,377
Total Current Assets	71,370	275,155

Cash and investments held in Trust Account	29,319,955	90,084,477
Total Assets	$29,391,325	$90,359,632

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$88,363	$78,128
Due to related parties	566	294
Working capital loans - related party	1,208,500	713,500
Total Current Liabilities	1,297,429	791,922

Deferred underwriting commission payable	862,500	862,500
Total Liabilities	2,159,929	1,654,422

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 2,735,906 and 8,625,000 shares at conversion value of $10.72 and $10.44 per share as of June 30, 2026 and December 31, 2025, respectively	29,319,955	90,084,477

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 244,250 shares issued and outstanding (excluding 2,735,906 and 8,625,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively)	24	24
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(2,088,799)	(1,379,507)
Total Shareholders’ Deficit	(2,088,559)	(1,379,267)
Total Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit	$29,391,325	$90,359,632

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Formation and operating costs	$216,390	$177,726	$649,292	$393,475
Loss from operations	(216,390)	(177,726)	(649,292)	(393,475)

Other income
Interest and dividend income on cash and investments held in Trust Account	754,674	900,939	1,540,983	1,797,542

Net income	$538,284	$723,213	$891,691	$1,404,067

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,166,959	8,625,000	8,395,980	8,625,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.07	$0.08	$0.13
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,400,500	2,400,500	2,400,500	2,400,500
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.05	$0.07	$0.08	$0.13

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	244,250	$24	2,156,250	$216	$-	$(1,379,507)	$(1,379,267)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(786,309)	(786,309)
Net income	-	-	-	-	-	353,407	353,407
Balance as of March 31, 2026	244,250	24	2,156,250	216	-	(1,812,409)	(1,812,169)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(754,674)	(754,674)
Extension fees attributable to Class A ordinary shares subject to redemption	-	-	-	-	-	(60,000)	(60,000)
Net income	-	-	-	-	-	538,284	538,284
Balance as of June 30, 2026	244,250	$24	2,156,250	$216	$-	$(2,088,799)	$(2,088,559)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	244,250	$24	2,156,250	$216	$-	$(361,860)	$(361,620)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(896,603)	(896,603)
Net income	-	-	-	-	-	680,854	680,854
Balance as of March 31, 2025	244,250	24	2,156,250	216	-	(577,609)	(577,369)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(900,939)	(900,939)
Net income	-	-	-	-	-	723,213	723,213
Balance as of June 30, 2025	244,250	$24	2,156,250	$216	$-	$(755,335)	$(755,095)

The accompanying notes are an integral part of these unaudited financial statements.

PANTAGES CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months	For The Six Months
	Ended June 30,	Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$891,691	$1,404,067
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend earned on cash and investments held in Trust Account	(1,540,983)	(1,797,542)
Changes in operating assets and liabilities:
Prepaid expenses	16,359	2,139
Accounts payable and accrued expenses	10,235	9,162
Due to related parties	272	(31,188)
Net Cash Used in Operating Activities	(622,426)	(413,362)

Cash Flows from Investing Activities:
Extension fee deposited into Trust Account	(60,000)	-
Proceeds from sale of investments in the Trust Account	62,365,505	-
Net Cash Provided by Investing Activities	62,305,505	-

Cash Flows from Financing Activities:
Proceeds from working capital loans - related party	495,000	175,000
Class A ordinary shares redemption	(62,365,505)	-
Net Cash (Used in) Provided by Financing Activities	(61,870,505)	175,000

Net Change in Cash	(187,426)	(238,362)

Cash, beginning of the period	187,778	533,006
Cash, end of the period	$352	$294,644

Supplemental Disclosure of Non Cash Activities:
Remeasurement of carrying value to redemption value	$1,540,983	$1,797,542
Extension fees attributable to Class A ordinary shares subject to redemption	$60,000	$-

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

As of June 30, 2026, the Company had not commenced any operations. For the period from May 31, 2024 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities, activities related to the initial public offering (“IPO”, see Note 3) and business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (“Private Placement”, see Note 4).

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

Upon the closing of the IPO, management has agreed that at least $10.00 per Unit sold in the IPO will be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act that invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial business combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s Public Shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of Public Shares if the Company are unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

The Company initially had until March 6, 2026 (or 15 months from the consummation of the IPO) to consummate the initial business combination, or up to June 6, 2026 (or 18 months from the consummation of the IPO) if it has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination before March 6, 2026. Since the Merger Agreement (as defined below) was executed before March 6, 2026, the 15-month anniversary of the closing of the IPO, the Company’s deadline to complete its initial business combination is extended to June 6, 2026.

On June 3, 2026, at the extraordinary general meeting of shareholders of the Company (the “Extraordinary General Meeting”), the Company’s shareholders approved a proposal to amend the Trust Agreement to allow the Company to extend the date by which it must consummate an initial business combination up to twelve (12) times, with each extension comprised of one month, from June 6, 2026 until June 6, 2027, by depositing into the Trust Account an amount equal to $0.033 per public share remaining outstanding after redemptions, up to $60,000 per one-month extension. In June and July, the Sponsor deposited an aggregate of $120,000 into the Trust Account to extend the Business Combination Deadline to August 6, 2026. The applicable deadline to consummate the initial business combination of August 6, 2026, is referred as the “Combination Deadline”. As of the date of these financial statements are issued, $60,000 of the required extension payment to extend the Trust to September 6, 2026 has not been deposited into the Trust Account.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption will be accreted to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any initial business combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

If the Company does not complete its initial business combination by the Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest generated from the funds held in the Trust Account to pay dissolution expenses) divided by the number of the then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, Class A ordinary shares underlying the Private Placement Units (the “Private Placement Shares”), and any Public Shares held by them in connection with the completion of the initial business combination and to waive their redemption rights with respect to their founder shares, Private Placement Shares, and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company does not complete its initial business combination within 15 months from the closing of the IPO (initially extended to 18 months, with further monthly extensions of up to an additional 12 months, for a maximum period of 30 months) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

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

Merger

After the consummation of the Reorganization and upon the terms and subject to satisfaction of the conditions set forth in the Merger Agreement, at a date and time agreed by the parties to the Merger Agreement (the “Closing Date”):

(x)	the Merger Sub will merge with and into the Company (the “Merger”, together with all other transactions contemplated under the Merger Agreement, the “MacMines Business Combination”, with the closing of the MacMines Business Combination referred as “Closing”), with the Company surviving the Merger as a wholly owned subsidiary of Pubco and the outstanding securities of the Company and Merger Sub being converted into the right to receive shares of Pubco as follows:

●	Each issued and outstanding Unit and Private Placement Unit of the Company shall be automatically detached, and the holder thereof shall be deemed to hold one Class A ordinary share and one right of the Company.

●	Each Class A ordinary share of the Company for which a holder has exercised its right of redemption shall be surrendered and cancelled and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefor. Each of the remaining issued and outstanding Class A ordinary shares or Class B ordinary share shall be canceled and converted automatically into the right to receive one Pubco ordinary share.

●	Each issued and outstanding right of the Company shall be automatically converted into the number of Pubco ordinary shares that would have been received by the holder thereof if such right of the Company had been converted upon the consummation of a Business Combination in accordance with the Company’s IPO Prospectus and Current Charter, and the rights into Class A ordinary shares of the Company.

●	If there are any shares of the Company that are owned by the Company as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or payment therefor, and each Merger Sub ordinary share issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share, par value $0.0001 per share, of the surviving Company.

(y)	all issued and outstanding Reorganization Shares shall be automatically reclassified into Pubco ordinary shares.

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

On April 14, 2026, the Company entered into Amendment No. 1 to the Merger Agreement (the “Amendment”).

Pursuant to the Amendment, all parties agreed to remove, as a condition to each party’s obligation to consummate the business combination, that the Company has net tangible assets of at least $5,000,001 after giving effect to the redemption and any PIPE Investment (as defined in the Merger Agreement) that was funded prior to or at closing.

Going Concern Consideration

As of June 30, 2026, the Company had $352 cash and a working capital deficit of $1,226,059. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Deadline, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $352 and $187,778 cash in bank as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $29,319,955 and $90,084,477 in cash and investments held in the Trust Account, which are invested in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2026 and December 31, 2025, $0 was over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the three and six months ended June 30, 2026, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic income per share for the period presented.

	For The Three Months Ended		For The Three Months Ended
	June 30, 2026		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$416,008	$122,276	$565,753	$157,460
Denominators:
Basic and diluted weighted average shares outstanding	8,166,959	2,400,500	8,625,000	2,400,500
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07

	For The Six Months Ended		For The Six Months Ended
	June 30, 2026		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$693,432	$198,259	$1,098,370	$305,697
Denominators:
Basic and diluted weighted average shares outstanding	8,395,980	2,400,500	8,625,000	2,400,500
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.13	$0.13

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2026	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$29,319,955	$29,319,955	$-	$-
Total	$29,319,955	$29,319,955	$-	$-

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$90,084,477	$90,084,477	$-	$-
Total	$90,084,477	$90,084,477	$-	$-

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

As discussed in Note 1, in connection with the shareholders’ vote at the Extraordinary General Meeting, 5,889,094 public shares were tendered for redemption. As a result, $62,365,505 (approximately $10.59 per share) were withdrawn from the Trust Account to pay such holders, without taking into account any additional amounts that may be allocated to satisfy the Company’s tax obligations since that date. Following these redemptions, 2,980,156 Class A Shares and 2,156,250 Pantages Class B Shares remained outstanding.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary
shares subject to
possible redemption
Balance as of December 31, 2024	$86,518,878
Remeasurement of carrying value to redemption value	3,565,599
Balance as of December 31, 2025	$90,084,477
Remeasurement of carrying value to redemption value	1,540,983
Extension fees attributable to Class A ordinary shares subject to redemption	60,000
Redemption	(62,365,505)
Balance as of June 30, 2026	$29,319,955

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Promissory Note — Related Party

On June 14, 2024, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. Immediately before the IPO, the Company had an outstanding loan balance of $295,019 and the balance was repaid. There is no balance as of June 30, 2026 and December 31, 2025. Following the completion of the IPO, the Promissory Note was no longer available and replaced with the Working Capital Loans (as defined below).

Working Capital Loans — Related Party

In addition, in order to meet the Company’s working capital needs following the consummation of the initial public offering if the funds not held in the Trust Account are insufficient, or to extend its life, its Insiders or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (“Working Capital Loans”) may be converted upon consummation of the Company’s initial business combination into Working Capital Units at a price of $10.00 per Unit. If the Company does not complete an initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

On July 18, 2025, February 26, 2026 and June 16, 2026, the Sponsor agreed to loan the Company up to an aggregate of $1,500,000 to be used for working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The Company had borrowings under the Working Capital Loans from Sponsor of $1,208,500 as of June 30, 2026, which included $60,000 for extension of its life and $1,148,500 for working capital needs, and $713,500 as of December 31, 2025, which was for working capital needs.

Due to Related Parties

On June 6, 2024, the Company appointed Jia Peng as Chief Financial Officer, in addition to the current position as a member of the board of the directors. During the Term as Chief Financial Officer and a member of board of directors of the Company, Jia Peng will receive cash compensation in the amount of $5,000, payable each month.

As of June 30, 2026 and December 31, 2025, the Company had accrued compensation expense of $0 for Jia Peng.

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

As of June 30, 2026 and December 31, 2025, the Company had accrued compensation expenses for William Snyder of $0, and had accrued expenses for William Snyder of $566 and $294, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares and Private Placement Units including any Working Capital Units of those issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on December 4, 2024 by and among the Company and the Insiders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

As of June 30, 2026 and December 31, 2025, deferred underwriting discounts and commissions amounted to $862,500 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 244,250 shares of Class A ordinary share issued or outstanding, excluding 2,735,906 and 8,625,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On June 14, 2024, the Company issued an aggregate of 1,725,000 founder shares to the Sponsor and executives for an aggregate purchase price of $25,000. On July 9, 2024, the Company issued additional 431,250 Class B ordinary shares to the Sponsor for $43. In total, an aggregate 2,156,250 Class B ordinary shares were issued to the Sponsor and executives, at a per-share price of approximately $0.012 per share. As of June 30, 2026 and December 31, 2025, there were 2,156,250 shares of Class B ordinary share issued or outstanding.

Rights

As of June 30, 2026 and December 31, 2025, there were 8,625,000 Public Rights included in the public Units outstanding and 244,250 Private Placement Rights included in the Private Placement Units outstanding. Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-fifth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-fifth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold Rights in multiples of five in order to receive shares for all of your Class A ordinary shares underlying the Rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeem the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the Rights.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, which include the following:

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2026	2025
Professional fees incurred in connection with potential business combination	$(44,237)	$-
Other formation and operating costs	(172,153)	(177,726)
Interest and dividend income on cash and investments held in Trust Account	754,674	900,939
Net income	$538,284	$723,213

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2026	2025
Professional fees incurred in connection with potential business combination	$(293,098)	$-
Other formation and operating costs	(356,194)	(393,475)
Interest and dividend income on cash and investments held in Trust Account	1,540,983	1,797,542
Net income	$891,691	$1,404,067

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

In July 2026, the Sponsor deposited an aggregate of $60,000 into the Trust Account to extend the Business Combination Deadline to August 6, 2026. As of the date of these financial statements are issued, $60,000 of the required extension payment to extend the Trust to September 6, 2026 has not been deposited into the Trust Account.

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

Overview

Pantages Capital Acquisition Corporation (the “Company”, formerly known as “Shepherd Ave Capital Acquisition Corporation” and “Aifeex Nexus Acquisition Corporation”) is a blank check company incorporated in the Cayman Islands on May 31, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities (the “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our IPO, Private Placement (as defined below), and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Our Initial Public Offering

On December 6, 2024, the Company consummated its IPO of 8,625,000 units (the “Public Units”), including 1,125,000 additional Units granted to the underwriters to cover over-allotments, if any (the “over-allotment option”). Public Unit consisting of one Class A ordinary share (the “Class A Ordinary Shares”) of the Company, par value $0.0001 per share (the “Public Shares”), and one right (the “Rights”) of the Company, each right entitling the holder to receive one-fifth of one Class A Ordinary Share for (the “Public Rights”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,250,000.

Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with Aitefund Sponsor LLC, our sponsor (the “Sponsor”), of an aggregate of 244,250 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,442,500. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), and one Right (the “Private Placement Rights”). The terms and provisions of the Private Placement Shares and Private Placement Rights in the Private Placement Units are identical to the Public Shares and Public Rights, respectively, except that, subject to certain limited exceptions, the Private Placement Shares are subject to transfer restrictions until the consummation of the Company’s initial business combination. On December 6, 2024, a total of $86,250,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s Public Shareholders with Wilmington Trust, N.A., acting as trustee.

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

Name Change

On March 11, 2025, the Company held the First Shareholder Meeting.

At the First Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s amended and restated memorandum and articles of associations to change the Company’s name from “Shepherd Ave Capital Acquisition Corporation” to “Aifeex Nexus Acquisition Corporation” (the “First Name Change”).

Promptly following the approval, the Company filed a Second Amended and Restated Memorandum and Articles of Association (the “Second Amended Charter”) with the Cayman Registrar to effect the First Name Change. In connection with the First Name Change, the Company’s ticker symbols for its Units, Class A Ordinary Shares and Rights changed from “SPHAU”, “SPHA”, “SPHAR”, in each case to “AIFEU”, “AIFE”, and “AIFER”, and commenced trading under the new symbols on March 12, 2025.

On August 6, 2025, the Company held the Second Shareholder Meeting.

At the Second Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s Second Amended Charter to change the Company’s name from “Aifeex Nexus Acquisition Corporation” to “Pantages Capital Acquisition Corporation” (the “Second Name Change”).

Promptly following the approval, the Company filed a Third Amended and Restated Memorandum and Articles of Association (the “Current Charter”) with the Cayman Registrar to effect the Second Name Change. In connection with the Second Name Change, the Company’s ticker symbols for its units, ordinary shares and Rights changed from “AIFEU”, “AIFE” “AIFER”, in each case to “PGACU”, “PGAC”, and “PGACR”, and commenced trading under the new symbols on August 8, 2025.

Pantages’ Third Amended and Restated Memorandum and Articles of Association, which became effective upon the consummation of its IPO, originally provided that Pantages had until June 6, 2026, to complete its initial business combination (“Business Combination Deadline”). On June 3, 2026, at an extraordinary general meeting of shareholders (the “Third Shareholder Meeting”), shareholders approved, by special resolution, an amendment to Pantages’ Third Memorandum and Articles of Association and an amendment to the Trust Agreement to permit Pantages to extend the Business Combination Deadline up to twelve (12) times, each for one month, from June 6, 2026 to June 6, 2027, by depositing into the Trust Account $0.033 per public share remaining outstanding after redemptions, up to $60,000 per one-month extension.

In connection with the shareholders’ vote at the Third Shareholder Meeting, 5,889,094 public shares were tendered for redemption. As a result, approximately $62,365,505.46 (approximately $10.59 per share) will be withdrawn from the Trust Account to pay such holders, without taking into account any additional amounts that may be allocated to satisfy Pantages’ tax obligations since that date. Following these redemptions, 2,980,156 Class A Ordinary Shares and 2,156,250 Class B ordinary shares will remain outstanding.

As of the date of this Quarterly Report, the Sponsor has deposited an aggregate of US$120,000 into the Trust Account to extend the Business Combination Deadline to August 6, 2026. The required extension payment of $60,000 to extend the Trust to September 6, 2026 has not been deposited into the Trust Account.

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

Upon the terms and subject to satisfaction of the conditions set forth in the Reorganization Documents, the following transactions (collectively, “Reorganization”) shall take place at a date and time agreed by the parties thereto:

(x) Pubco will issue 18,000,000 Pubco ordinary shares (the “Reorganization Shares”) to MacMines in exchange for the transfer of all the issued and outstanding share capital of Tenement SPV held by MacMines to Pubco; and

(y) MacMines will assign, transfer, convey and sale to Tenement SPV, and Tenement SPV will acquire and receive from MacMines, all the assets, including the MLA. As a result of the Reorganization, Tenement SPV shall become the wholly-owned subsidiary of Pubco, and Pubco shall become the majority-owned subsidiary of MacMines.

Merger

After the consummation of the Reorganization and upon the terms and subject to satisfaction of the conditions set forth in the Merger Agreement, at a date and time agreed by the parties to the Merger Agreement (the “Closing Date”):

(x) the Merger Sub will merge with and into the Company (the “Merger”, together with all other transactions contemplated under the Merger Agreement, the “MacMines Business Combination”, with the closing of the MacMines Business Combination referred as “Closing”), with the Company surviving the Merger as a wholly owned subsidiary of Pubco and the outstanding securities of the Company and Merger Sub being converted into the right to receive shares of Pubco as follows:

●	Each issued and outstanding Unit and Private Placement Unit of the Company shall be automatically detached, and the holder thereof shall be deemed to hold one Class A ordinary share and one right of the Company.

●	Each Class A ordinary share of the Company for which a holder has exercised its right of redemption shall be surrendered and cancelled and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefor. Each of the remaining issued and outstanding Class A ordinary shares or Class B ordinary share shall be cancelled and converted automatically into the right to receive one Pubco ordinary share.

●	Each issued and outstanding right of the Company shall be automatically converted into the number of Pubco ordinary shares that would have been received by the holder thereof if such right of the Company had been converted upon the consummation of a Business Combination in accordance with the Company’s IPO Prospectus and Current Charter, and the rights into Class A ordinary shares of the Company.

●	If there are any shares of the Company that are owned by the Company as treasury shares, such shares shall be cancelled and extinguished without any conversion thereof or payment therefor, and each Merger Sub ordinary share issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share, par value $0.0001 per share, of the Surviving Company.

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

Since the Merger Agreement was executed by March 6, 2026, the 15-month anniversary of the closing of the IPO, the Company’s deadline to complete its initial business combination was initially extended to June 6, 2026, pursuant to the Current Charter, and further extended up to twelve (12) times with each extension comprised of one month, from June 6, 2026 until June 6, 2027.

On April 14, 2026, the Company entered into Amendment No. 1 to the Merger Agreement (the “Amendment”).

Pursuant to the Amendment, all parties agreed to remove, as a condition to each party’s obligation to consummate the initial business combination, the requirement that the Company have upon the closing of the initial business combination net tangible assets of at least $5,000,001 after giving effect to any redemptions and any PIPE investment that was funded prior to or at the closing of the initial business combination.

Amendment of Trust Agreement

On June 3, 2026, at the Third Shareholder Meeting, the Company’s shareholders approved a proposal to amend the Trust Agreement to allow the Company to extend the date by which it must consummate an initial business combination up to twelve (12) times, with each extension comprised of one month, from June 6, 2026 until June 6, 2027, by depositing into the trust account an amount equal to $0.033 per public share remaining outstanding after redemptions, up to $60,000 per one-month extension.

Monthly Extension Deposit

To effectuate each monthly extension, in June and July 2026, the Sponsor deposited the monthly extension fee in the amount of $60,000 each for an aggregated $120,000 into the Trust Account so that the Company has until August 6, 2026 to complete its initial business combination. As of the date of this Quarterly Report is issued, $60,000 of the required extension payment to extend the Trust to September 6, 2026 has not been deposited into the Trust Account.

Other Related Agreements

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

Recent Development

On each of February 26, 2026 and June 16, 2026, the Sponsor agreed to loan the Company up to $500,000 under a promissory note (the “Second Promissory Note” and the “Third Promissory Note”) to be used for working capital of the Company. The loans are non-interest bearing, unsecured and are due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the notes, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 31, 2024 (inception) to June 30, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividend income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended June 30, 2026, we had net income of $538,284, which consisted of interest and dividend income on cash and investments held in the Trust Account of $754,674 and was partially offset by formation and operating costs of $216,390.

For the three months ended June 30, 2025, we had net income of $723,213, which consisted of interest and dividend income on cash and investments held in Trust Account of $900,939 and was partially offset by formation and operating costs of $177,726.

For the six months ended June 30, 2026, we had net income of $891,691, which consisted of interest and dividend income on cash and investments held in the Trust Account of $1,540,983 and was partially offset by formation and operating costs of $649,292.

For the six months ended June 30, 2025, we had net income of $1,404,067, which consisted of interest and dividend income on cash and investments held in Trust Account of $1,797,542 and was partially offset by formation and operating costs of $393,475.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the IPO and the Private Placement, and Working Capital Loans from Sponsor of $1,208,500 as of June 30, 2026.

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

As of June 30, 2026, the Company had cash of $352 and a working capital deficit of $1,226,059.

For the six months ended June 30, 2026, there was $622,426 of cash used in operating activities resulting from interest and dividend earned on cash and investments held in the Trust Account of $1,540,983. The changes were partially offset by net income of $891,691, an increase in accounts payable and accrued expenses of $10,235, an increase in due to related parties of $272 and a decrease in prepaid expenses of $16,359.

For the six months ended June 30, 2025, there was $413,362 of cash used in operating activities resulting from interest and dividend earned on cash and investments held in Trust Account of $1,797,542, and a decrease in due to related parties of $31,188. The changes were partially offset by net income of $1,404,067, a decrease in prepaid expenses of $2,139, and an increase in accounts payable and accrued expenses of $9,162.

For the six months ended June 30, 2026, there was $62,305,505 of cash provided by investing activities resulting from proceeds from the sale of investments in the Trust Account of $62,365,505. The change was partially offset by an extension fee deposited into Trust Account of $60,000.

For the six months ended June 30, 2025, there were no investing activities.

For the six months ended June 30, 2026, there was $61,870,505 of cash used in financing activities resulting from redemptions of Class A Ordinary Shares of $62,365,505. The change was partially offset by the proceeds from a working capital loan from a related party of $495,000.

For the six months ended June 30, 2025, there was $175,000 of cash provided by financing activities resulting from the proceeds from working capital loan from a related party.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the Sponsor (together, the “Insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of June 30, 2026 and December 31, 2025, the Company had $1,208,500 and $713,500 borrowings under the Working Capital Loans, respectively.

We believe we will need to raise additional funds in order to meet the expenditure required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.125 per Public Unit, or $1,078,125 in the aggregate and paid at the closing of the IPO and fully exercised the over-allotment option for 1,125,000 Units. In addition, the underwriters will be entitled to a deferred fee of $0.10 per Public Unit, or approximately $862,500 in the aggregate upon the consummation of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes its initial business combination, subject to the terms of the underwriting agreement dated December 4, 2024 by and among the Company, SPAC Advisory Partners LLC, and Kingswood Capital Partners, LLC.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We’re currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

This Quarterly Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report, there has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1*	Promissory Note dated June 16, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pantages Capital Acquisition Corporation

Date: August 14, 2026	By:	/s/ William W. Snyder
William W. Snyder
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jia Peng
Jia Peng
Chief Financial Officer (Principal Financial Officer)